Form 10-Q
period 1996-03-31
CRW FINANCIAL INC /DE
filed 1996-05-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended _____________March 31, 1996____________

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________________ to ______________


         Commission file number ________0-26015____________

                               CRW Financial, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              23-2691986
- - ---------------------------------------                     ------------------
(State or other jurisdiction or                             (I.R.S. employer
 incorporation or organization)                            identification no.)



443 South Gulph Road              King of Prussia, PA            19406
- - ------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code: ______610/962-5100_________

    ------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of the registrant's Common and Prefered Stock outstanding as of March 31, 1996 was 1,190,684 Common Shares and 430,293 Preferred Shares.

                               CRW FINANCIAL, INC.

                                      INDEX



                                                                        PAGE
PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT DECEMBER 31, 1995 AND MARCH 31, 1996                 3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THIRTEEN WEEKS ENDED
                  APRIL 1, 1995 AND MARCH 31, 1996                        4

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE THIRTEEN WEEKS ENDED
                  APRIL 1, 1995 AND MARCH 31, 1996                        5

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                              8

PART II - OTHER INFORMATION

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K                       12

                               CRW FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                  DECEMBER 31, 1995     MARCH 31, 1996
- - ------                                  -----------------     --------------
                                                                (unaudited)
CURRENT ASSETS:

  CASH                                      $  2,074,000         $    936,000
  CASH HELD FOR CLIENTS                        3,333,000            3,728,000
  ACCOUNTS RECEIVABLE, NET                     3,094,000            4,575,000
  OTHER CURRENT ASSETS                           419,000              802,000
                                            ------------         ------------
    TOTAL CURRENT ASSETS                       8,920,000           10,041,000

PROPERTY AND EQUIPMENT, NET                    3,320,000            3,214,000
INTANGIBLE ASSETS, NET                         5,338,000            5,213,000
OTHER ASSETS                                     967,000              953,000
                                            ------------         ------------

                                            $ 18,545,000         $ 19,421,000
                                            ============         ============




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  COLLECTIONS DUE CLIENTS                   $  3,333,000         $  3,728,000
  CURRENT PORTION OF LONG-TERM DEBT            1,385,000            1,385,000
  ACCOUNTS PAYABLE                             2,774,000            1,927,000
  ACCRUED EXPENSES                             1,845,000            1,322,000
                                            ------------         ------------

    TOTAL CURRENT LIABILITIES                  9,337,000            8,362,000

OTHER LONG-TERM LIABILITIES                      299,000              275,000

LONG-TERM DEBT                                 5,723,000            5,120,000

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK                                   --              2,391,000
  COMMON STOCK                                    11,000               11,000
  ADDITIONAL PAID IN CAPITAL                   4,125,000            4,125,000
  ACCUMULATED DEFICIT                           (950,000)            (863,000)
                                            ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                 3,186,000            5,664,000
                                            ------------         ------------
                                            $ 18,545,000         $ 19,421,000
                                            ============         ============

            See notes to condensed consolidated financial statements
                                       -3-

                               CRW FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the                     For the
                                                 thirteen weeks ended        thirteen weeks ended
                                                   April 1, 1995                March 31, 1996
                                                   -------------                --------------
NET REVENUES                                        $8,009,000                   $8,850,000
OPERATING EXPENSES, excluding
  Non-cash charges                                   7,259,000                    8,182,000
DEPRECIATION                                           148,000                      223,000
AMORTIZATION                                           242,000                      125,000
                                                    ----------                   ----------

  Operating Income                                     360,000                      320,000

INTEREST EXPENSE                                       112,000                      175,000
                                                    ----------                   ----------

  Income from continuing operations
  before income taxes                                  248,000                      145,000

INCOME TAXES                                            92,000                       58,000
                                                    ----------                   ----------

INCOME FROM CONTINUING OPERATIONS                      156,000                       87,000

INCOME FROM DISCONTINUED OPERATIONS
OF CENTRAL CREDIT, INC., NET OF TAX                    480,000                         --
                                                    ----------                   ----------

NET INCOME                                          $  636,000                   $   87,000
                                                    ==========                   ==========



PRIMARY AND FULLY DILUTED NET INCOME
PER COMMON SHARE (Note 3):                       (Pro Forma)(Note 3)              Historical
                                                 -------------------              ----------

  INCOME PER COMMON SHARE FROM CONTINUING
  OPERATIONS                                        $     0.13                   $     0.05

  INCOME PER COMMON SHARE FROM DISCONTINUED
  OPERATION                                               0.39                         --
                                                    ----------                   ----------

NET INCOME PER COMMON SHARE                         $     0.52                   $     0.05
                                                    ==========                   ==========





            See notes to condensed consolidated financial statements
                                      - 4 -

                               CRW FINANCIAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                            FOR THE THIRTEEN WEEKS ENDED
                                                                            ----------------------------
                                                                           APRIL 1, 1995        MARCH 31, 1996
                                                                           -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                 $   636,000           $    87,000

  Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization                                              390,000               348,000
    Deferred tax provision                                                      92,000                58,000
  (Increase)decrease in assets
    Accounts receivable                                                       (387,000)           (1,481,000)
    Other assets                                                               (99,000)             (427,000)
    Net assets of CCI                                                          130,000                  --
  Increase (decrease) in liabilities
    Accounts payable                                                          (250,000)             (847,000)
    Accrued expenses                                                          (596,000)             (547,000)
                                                                           -----------           -----------
Net cash used in operating activities                                          (84,000)           (2,809,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                         (163,000)             (117,000)
                                                                           -----------           -----------

Net cash used in investing activities                                         (163,000)             (117,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of preferred stock, net                                      --               2,391,000
  Repayments of long term debt                                                (176,000)             (603,000)
                                                                           -----------           -----------


Net cash provided by (used in) financing activities                           (176,000)            1,788,000
                                                                           -----------           -----------

DECREASE IN CASH                                                              (423,000)           (1,138,000)
                                                                           -----------           -----------

CASH, BEGINNING OF PERIOD                                                    1,174,000             2,074,000
                                                                           -----------           -----------
CASH, END OF PERIOD                                                        $   751,000           $   936,000
                                                                           ===========           ===========



            See notes to condensed consolidated financial statements

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

         CRW Financial, Inc. ("CRW") performs receivables management, administration and debt collection services for clients primarily in the health care, student loan, credit card and utility industries, and to commercial clients through its wholly owned subsidiary Kaplan & Kaplan, Inc. CRW's subsidiary Casino Money Centers, Inc. ("CMC"), provides financial support services to the casino industry. CRW's subsidiaries were subsidiaries of Casino & Credit Services, Inc. ("CCS") prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS Shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.



2. BASIS OF PRESENTATION:


         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjuncion with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


3.  NET INCOME PER COMMON SHARE

         Net income per common share is computed using the weighted average number of shares of CRW Common Stock and CRW common stock equivalents outstanding during the period. If the inclusion of CRW common stock equivalents has an anti-dilutive effect in the aggregate, it was excluded from the calculation. The weighted average number of shares outstanding for 1996 for purposes of computing primary and fully diluted net income per common shares was 2,230,707 and 2,435,835, respectively. Net income per common share has been presented on a pro forma basis for 1995 as if the 882,929 shares and the 339,000 shares of CRW common stock issuable pursuant to the CCS redeemable warrants were issued on January 1, 1995. For the thirteen weeks ended March 31, 1996, the Company's total outstanding common stock options and warrants exceed 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax.

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  CRW ACQUISITION CORP.

         CRW Acquisition Corp., a wholly owned subsidiary of CRW, has agreed to acquire, conditional upon an initial public offering, five teleservices companies and one direct mail and fulfillment company in separate transactions for a combination of cash and stock. CRW expects to retain a significant interest in the new public company after completion of the initial public offering. However, there can be no assurance that any of the acquisitions or the initial public offering will be completed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Continuing Operations

         Below is a summary of operating results (in thousands) for the Company's two business segments, CRW Financial and Casino Money Centers.


                       Thirteen Weeks Ended March 31, 1996
                       -----------------------------------

                                        CRW         Casino
                                   Financial     Money Centers       Total
                                   ---------     -------------       -----

Net Revenues                         $8,004          $  846          $8,850
Operating Expenses,
  excluding non-cash charges          7,418             764           8,182
Depreciation                            218               5             223
Amortization                            119               6             125
                                     ------          ------          ------
Operating Income                     $  249          $   71          $  320
                                     ======          ======          ======



                       Thirteen Weeks Ended April 1, 1995
                       ----------------------------------



                                       CRW           Casino
                                    Financial     Money Centers       Total
                                    ---------     -------------       -----

Net Revenues                          $7,417          $  592          $8,009
Operating Expenses,
  excluding non-cash charges           6,759             500           7,259
Depreciation                             147               1             148
Amortization                             237               5             242
                                      ------          ------          ------
Operating Income                      $  274          $   86          $  360
                                      ======          ======          ======

Thirteen Weeks Ended March 31, 1996 and April 1, 1995

         Net Revenues. Net revenues for the thirteen weeks ended March 31, 1996 increased $841,000 (10.5%) to $8,850,000 from $8,009,000 for the thirteen weeks ended April 1, 1995.

         CRW Financial's revenues for the thirteen weeks ended March 31, 1996 increased $587,000 (7.9%) to $8,004,000 compared to $7,417,000 for the thirteen weeks ended April 1, 1995, primarily due to $694,000 of revenue from its new market research division, partially offset by the loss of approximately $250,000 of revenue from Bell South. Placements increased $30,490,000 (12%) to $284,199,000 for the thirteen weeks ended March 31, 1996 from $253,709,000 for the thirteen weeks primarily due to an increase in placements from the California Student Aid Commission and several other new clients.

         Casino Money Centers, Inc. revenues for the thirteen weeks ended March 31, 1996 increased $254,000 (43%) to $846,000 from $592,000 for the thirteen weeks ended April 1, 1995 primarily due to increased revenues from the CMC facility in the Oneida Casino in Green Bay, Wisconsin and the opening of a CMC facility at the Mohican Northstar facility in December 1995.

         Operating Expenses. Operating expenses increased $881,000 (11.5%) to $8,530,000 for the thirteen weeks ended March 31, 1996 from $7,649,000 for the thirteen weeks ended April 1, 1995.

         CRW Financial's operating expenses increased $612,000 (8.6%) to $7,755,000 for the thirteen weeks ended March 31, 1996 from $7,143,000 for the thirteen weeks ended April 1, 1995 primarily due to the opening of the Market Research Division, partially offset by lower operating expenses due to the loss of revenue from Bell South and lower data processing expenses due to the termination of the Company's outsourcing services agreement.

         Casino Money Centers, Inc.'s operating expenses increased $269,000 to $775,000 for the thirteen weeks ended March 31, 1996 from $506,000 for the thirteen weeks ended April 1, 1995 due to the increase in revenue in the Oneida facility and the opening of the Northstar facility.

         Operating Income. Operating income was $320,000 for the thirteen weeks ended March 31, 1996 compared to $360,000 for the thirteen weeks ended April 1, 1995 due to the $841,000 increase in net revenues, offset by the $881,000 increase in operating expenses.

         Interest Expense. Interest expense increased $63,000 to $175,000 for the thirteen weeks ended March 31, 1996 from $112,000 for the thirteen weeks ended April 1, 1995 due to an increase in long-term debt of approximately $2,000,000 during 1995. The increase in long-term debt was due to borrowings made in 1995 to increase working capital.

         Income Taxes. Income taxes were $58,000 for the thirteen weeks ended March 31, 1996 compared to $92,000 for the three months ended April 1, 1995. The effective income tax rate increased 3% to approximately 40% for the thirteen weeks ended March 31, 1996 from 37% for the thirteen weeks ended April 1, 1995 due to a higher provision for state income taxes.

Discontinued Operations

         Below is a summary of the operating results for CCI, which as discussed in Note 1 has been classified as a discontinued operation. (In thousands)

                                                     Thirteen Weeks Ended
                                                        April 1, 1995
                                                        -------------

Net Revenues                                                $2,295
Operating Expenses,
excluding non-cash charges                                   1,233
Depreciation                                                    51
Amortization                                                   284
                                                         ---------

Operating Income                                               727
Income Taxes                                                   247
                                                         ---------
Net Income                                                $    480
                                                          ========



INFLATION

         Inflation has not had a significant impact on the Company's operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         During the thirteen weeks ended March 31, 1996 net cash used in operating activities was ($2,809,000) compared to ($84,000) of cash used in operating activities for the thirteen weeks ended April 1, 1995. The increase in cash used in operating activities in the 1996 period was primarily due to the $1,481,000 increase in accounts receivable, the $847,000 decrease in accounts payable and the $547,000 decrease in accrued expenses. The increase in accounts receivable was due to approximately $400,000 of receivables from the Market Research Division and temporarily increased receivables from several of CRW's larger collection clients.

         Net cash used in investing activities during the thirteen weeks ended March 31, 1996 decreased $46,000 to $117,000 from $163,000 for the thirteen weeks ended April 1, 1995 due to a $46,000 decrease in capital expenditures.

         Net cash used in financing activities during the thirteen weeks ended April 1, 1995 was $176,000 used to repay long-term debt. Net cash provided by financing activities was $1,788,000 for the thirteen weeks ended March 31, 1996 and consisted of $2,391,000 of net proceeds from the sale of preferred stock, partially offset by $603,000 of repayments of long-term debt.

         The Company believes that its existing cash on hand and cash to be generated from future operations will be adequate to meet its needs for the foreseeable future.

PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CRW FINANCIAL, INC.
                                                -------------------
                                                   (Registrant)


Date:    May 14, 1996              _____________________________________________
                                   Jonathan P. Robinson, Chief Financial Officer