Form 10-Q
period 1996-06-30
CRW FINANCIAL INC /DE
filed 1996-08-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1996
                                       ----------------------------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from                  to
                                       ------------------   -------------------

                         Commission file number   0-26015
                                                -----------

                               CRW Financial, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         23-2691986
- -------------------------------------------------------------------------------
(State or other jurisdiction or                           (I.R.S. employer
 incorporation or organization)                           identification no.)


443 South Gulph Road            King of Prussia, PA              19406
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:    610/962-5100
                                                     ----------------

- -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

        The number of shares outstanding of the Registrant's common stock is 1,197,696 as of August 5, 1996.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      PAGE
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT DECEMBER 31, 1995 AND JUNE 30, 1996                3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX
                  WEEKS ENDED JULY 1, 1995 AND JUNE 30, 1996            4

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE TWENTY-SIX WEEKS  ENDED
                  JULY 1, 1995 AND JUNE 30, 1996                        5

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION                                             8

PART II - OTHER INFORMATION

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K                     11

                  SIGNATURES                                           12

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             DECEMBER 31, 1995    JUNE 30, 1996
                                             -----------------    -------------
                                                                   (unaudited)
                ASSETS
                ------
CURRENT ASSETS:
   Cash                                         $  2,074,000      $  1,532,000
   Cash Held for Clients                           3,333,000         3,960,000
   Accounts Receivable                             3,094,000         4,304,000
   Other Current Assets                              419,000           674,000
                                                ------------      ------------


           Total Current Assets                    8,920,000        10,470,000

PROPERTY AND EQUIPMENT                             3,320,000         3,230,000
                                                ------------      ------------

DEFERRED ACQUISITION AND IPO COSTS (Note 6)             --           3,176,000
                                                ------------      ------------

INTANGIBLE ASSETS                                  5,338,000         3,337,000
                                                ------------      ------------

OTHER ASSETS                                         967,000         2,090,000
                                                ------------      ------------


                                                $ 18,545,000      $ 22,303,000
                                                ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Collections Due Clients                    $  3,333,000      $  3,960,000
     Accounts Payable                              2,774,000         2,214,000
     Accrued Acquisition & IPO Costs                    --           1,985,000
     Accrued Expenses                              1,845,000         1,974,000
     Current Portion of Long-Term Debt             1,385,000         1,386,000
                                                ------------      ------------

           Total Current Liabilities               9,337,000        11,519,000
                                                ------------      ------------

OTHER LONG-TERM LIABILITIES                          299,000           241,000
                                                ------------      ------------

LONG-TERM DEBT                                     5,723,000         5,993,000
                                                ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred Stock                                    --           2,391,000
     Common Stock                                     11,000            11,000
     Additional Paid in Capital                    4,125,000         4,125,000
     Accumulated Deficit                            (950,000)       (1,977,000)
                                                ------------      ------------

           Total Stockholders' Equity              3,186,000         4,550,000
                                                ------------      ------------

                                                $ 18,545,000      $ 22,303,000
                                                ============      ============


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                        --------------------              ----------------------
                                                    July 1, 1995    June 30, 1996      July 1, 1995    June 30, 1996
                                                    ------------    -------------      ------------    ------------
                                                       (Note 1)                           (Note 1)
NET REVENUES                                        $  8,327,000     $  8,555,000      $ 16,336,000     $ 17,405,000

OPERATING EXPENSES, excluding
  non-cash charges                                     7,544,000        9,059,000        14,803,000       17,241,000

SPECIAL COMPENSATION CHARGE (Note 6)                        --            629,000              --            629,000

DEPRECIATION                                             148,000          239,000           296,000          462,000

AMORTIZATION                                             253,000          122,000           495,000          247,000
                                                    ------------     ------------      ------------     ------------

     Operating Income (Loss)                             382,000       (1,494,000)          742,000       (1,174,000)

INTEREST EXPENSE                                         124,000          194,000           236,000          369,000
                                                    ------------     ------------      ------------     ------------

     Income (loss) from continuing operations
      before income taxes                                258,000       (1,688,000)          506,000       (1,543,000)

INCOME TAXES (BENEFIT)                                    97,000         (574,000)          189,000         (516,000)
                                                    ------------     ------------      ------------     ------------

     Income (loss) from continuing operations            161,000       (1,114,000)          317,000       (1,027,000)

GAIN ON SALE OF CENTRAL CREDIT, INC                   28,176,000             --          28,176,000             --

INCOME FROM DISCONTINUED OPERATIONS
     OF CENTRAL CREDIT, INC. NET OF TAXES                 87,000             --             567,000             --
                                                    ------------     ------------      ------------     ------------

       Net Income (loss) to Common Shareholders     $ 28,424,000     $ (1,114,000)     $ 29,060,000     $ (1,027,000)
                                                    ============     ============      ============     ============

NET INCOME (LOSS) PER COMMON SHARE

             Continuing  Operations                 $       0.11     $      (0.93)     $       0.22     $      (0.86)

             Discontinued Operations                       19.79             --               20.13             --
                                                    ------------     ------------      ------------     ------------

                                                    $      19.90     $      (0.93)     $      20.35     $      (0.86)
                                                    ============     ============      ============     ============
 WEIGHTED AVERAGE
           SHARES OUTSTANDING  (NOTE 3)                1,428,000        1,197,696         1,428,000        1,197,696
                                                    ============     ============      ============     ============


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           TWENTY SIX WEEKS ENDED
                                                                           ----------------------
                                                                         JULY 1, 1995     JUNE 30, 1996
                                                                         ------------     -------------
                                                                           (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                         $29,060,000       $(1,027,000)

   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Special Compensation Charge                                               --             629,000
       Discontinued Operation - Non Cash and
                 Working Capital Changes                                       77,000              --
       Gain on Sale of CCI                                                (28,176,000)             --
       Depreciation and amortization                                          791,000           709,000
       Deferred taxes                                                         189,000          (516,000)
   (Increase)/decrease in assets
        Accounts receivable                                                    53,000        (1,210,000)
        Other assets                                                         (371,000)         (362,000)

    Increase(decrease) in liabilities
       Accounts payable                                                      (871,000)         (560,000)
       Accrued expenses and Other Liabilities                                (654,000)           71,000
                                                                         ------------      ------------

Net cash provided by (used in) operating activities                            98,000        (2,266,000)
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                          (480,000)         (372,000)
Investing activities of discontinued operations                                (5,000)             --
                                                                         ------------      ------------

Net cash used in investing activities                                        (485,000)         (372,000)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of preferred stock                                                       --           2,391,000
   Deposit on Acquisition                                                        --            (500,000)
   Borrowings under subordinated debt                                            --           2,100,000
   Borrowings under line of credit                                          5,450,000              --
   Repayments of long term debt                                            (4,927,000)         (698,000)
   Payments of Acquisition, IPO and financing costs                          (319,000)       (1,197,000)
                                                                         ------------      ------------

Net cash provided by financing activities                                     204,000         2,096,000
                                                                         ------------      ------------

DECREASE IN CASH                                                             (183,000)         (542,000)
                                                                         ------------      ------------

CASH, BEGINNING OF PERIOD                                                   1,174,000         2,074,000
                                                                         ------------      ------------

CASH, END OF PERIOD                                                      $    991,000      $  1,532,000
                                                                         ============      ============

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1 - BACKGROUND:

         CRW Financial, Inc. ("CRW") performs receivables management, administration and debt collection services for clients primarily in the health care, student loan, credit card and utility industries, and to commercial cleints through its wholly owned subsidiary Kaplan & Kaplan, Inc. CRW's subsidiary Casino Money Centers, Inc. ("CMC"), provides financial support services to the casino industry. CRW's subsidiaries were subsidiaries of Casino & Credit Services, Inc. ("CCS") prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS Shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.

         CRW formed TeleSpectrum Worldwide Inc. ("TWI") in April 1996 to acquire businesses that provide teleservices solutions to clients in the telecommunications, insurance, financial services, pharmaceuticals, and healthcare, consumer products and high technology industies. The accounts of TWI have been consolidated into CRW's financial statements as of June 30, 1996. However, upon completion of TWI's initial public offering (see note 6), the accounts of TWI will no longer be consolidated into CRW's financial statements as CRW will account for TWI under the equity method of accounting.

2 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months and six months are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

3 - NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share for 1995 was computed on a pro forma basis using the weighted average number of shares of CRW stock and common share equivalents outstanding as if the distribution of 882,929 shares of CRW common stock by CCS was made on January 1, 1995. In addition, since CRW common stock equivalents exceed 20% of the CRW common stock outstanding, the modified treasury stock method pursuant to Accounting Principles Board Statement No. 15 was utilized to calculate weighted average number of shares of CRW common stock outstanding, including shares of CRW common stock issuable pursuant to exercises of the CCS warrants, 490,000 of stock options issued to management of CRW (which have exercise prices between $2.92 and $5.81 per share) and the warrant to purchase 91,018 shares of common stock described in Note 4 below. Pro forma net income per common share for discontinued operations has been computed using the same weighted average number of common stock equivalents used to compute per share amounts from continuing operations. Net loss per common share in 1996 was computed based upon the weighted average number of common shares outstanding during 1996 as common stock equivalents were anti-dilutive in 1996 due to the Company's net loss.

4 - DEBT

         In connection with the merger and Distribution, CRW assumed the bank debt of CCS and immediately refinanced it with proceeds from a $6,000,000 three-year revolving line of credit from a bank which bears interest at that bank's prime rate plus 1 1/2%. The amount available for borrowing under the line of credit will be reduced by $500,000 after 12 months and by $250,000 every three months thereafter. In connection with the revolving credit loan, CRW has issued to the bank warrants to purchase 91,018 shares of its common stock at an average exercise price of $2.74 per share. Borrowings under the line of credit are collateralized by substantially all of the assets of CRW. The revolving line of credit agreement requires that CRW maintain a certain level of stockholders' equity and other financial ratios. During 1996 CRW was in violation of certain of these financial covenants. However, the bank waived these violations and deferred the Company's required August 11, 1996 $250,000 principal payment and November 11, 1996 $250,000 principal payment until December 31, 1996.

         On May 23, 1996, CRW issued $2,100,000 of subordinated notes to certain shareholders and employees. The subordinated notes bear interest at 12.5% and are due upon the earlier of repayment of the Company's bank debt or in quarterly installments of $262,500 beginning on January 1, 1997. Proceeds from the subordinated notes were used to capitalize TeleSpectrum Worldwide Inc. ("TWI") (see note 6). In connection with the subordinated notes, CRW issued warrants to the subordinated lenders and to CRW's bank to purchase 1,433,454 and 74,445 shares of TWI common stock, respectively, from CRW for $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the debt was discounted $1,130,000 to reflect the minority interest resulting from the warrants.

5 - OTHER ASSETS
Other assets include the following:
                                          December 31, 1995      June 30, 1996
                                          -----------------      -------------

Investment in RTC Partnerships                 $310,000            $  398,000
Deposits                                        147,000               183,000
Notes Receivable                                107,000               590,000
Deferred Tax Asset                              403,000               919,000
                                               --------            ----------
                                               $967,000            $2,090,000
                                               ========            ==========


6 - TELESPECTRUM WORLDWIDE INC.

         On April 29, 1996 CRW formed a wholly owned subsidiary, TeleSpectrum Worldwide Inc. ("TWI"). TWI entered into asset purchase agreements to acquire six teleservices businesses for approximately $139,000,000 in cash and TWI common stock. CRW made a $2,100,000 capital contribution to TWI on May 23, 1996. On May 23, 1996, in connection with the acquisitions and inital public offering, CRW issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase 839,108 shares of TWI stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a non-cash compensation charge of $629,000 on May 23, 1996. TWI's acquisitions and its initial public offering were completed on August 13, 1996.

         As a result of the TWI initial public offering and the warrants described above and in Note 4, CRW owns 8,510,137 shares of TWI common stock. If all of the warrants described above and in Note 4 are exercised, CRW will receive approximately $3,500,000 of cash and would then own 6,162,130 shares of TWI.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Continuing Operations

         Below is a summary of operating results (in thousands) for the Company's three business segments, CRW Financial, TeleSpectrum Worldwide and Casino Money Centers.


                                              Thirteen Weeks Ended June 30, 1996
                                              ----------------------------------

                                      CRW       TeleSpectrum        Casino
                                    Financial     Worldwide      Money Centers      Total
                                    ---------     ---------      -------------      -----

Net Revenues                         $ 7,647        $--             $908           $ 8,555
Operating Expenses,
     excluding non-cash charges        7,856         419             784             9,059
Special compensation charge              629         --              --                629
Depreciation                             234         --                5               239
Amortization                             115         --                7               122
                                     -------       -----            ----           -------
Operating (Loss) Income              $(1,187)      $(419)           $112           $(1,494)
                                     =======       =====            ====           =======

                                        Thirteen Weeks Ended July 1, 1995
                                        ---------------------------------

                                      CRW              Casino
                                    Financial       Money Centers      Total
                                    ---------       -------------      -----

Net Revenues                         $7,597           $  730           $8,327
Operating Expenses,
     excluding non-cash charges       6,986              558            7,544
Depreciation                            147                1              148
Amortization                            247                6              253
                                     ------           ------           ------
Operating Income                      $ 217           $  165             $382
                                     ======           ======           ======

Thirteen Weeks Ended June 30, 1996 and July 1, 1995

         Net Revenues. Net revenues for the thirteen weeks ended June 30, 1996 increased $228,000 (2.7%) to $8,555,000 from $8,327,000 for the thirteen weeks ended July 1, 1995.

         CRW Financial's revenues for the thirteen weeks ended June 30, 1996 increased $50,000 (0.7%) to $7,647,000 compared to $7,597,000 for the thirteen weeks ended July 1, 1995 primarily due to revenues of $662,000 from CRW's Market Research Division which began operations in January 1996, offset by a $612,000 decrease in CRW's collection revenues. The decrease was primarily due to lower revenues from the RTC and the loss of approximately $250,000 of revenues from Bell South.

         Casino Money Centers revenues for the thirteen weeks ended June 30, 1996 increased $178,000 (24.4%) to $908,000 from $730,000 from the thirteen weeks ended July 1, 1995 primarily due to increased volume at the facility in the Oneida Casino in Green Bay, Wisconsin and the opening of a CMC facility in the Northstar Casino in Bowler, Wisconsin in December 1995.

         Operating Expenses. Operating expenses increased $2,104,000 (26.5%) to $10,049,000 for the thirteen weeks ended June 30, 1996 from $7,945,000 for the thirteen weeks ended July 1, 1995.

         CRW Financial's operating expenses increased $1,454,000 (19.7%) to $8,834,000 for the thirteen weeks ended June 30, 1996 from $7,380,000 for the thirteen weeks ended July 1, 1995 primarily due to the start-up of its Market Research Division, the $629,000 special compensation charge discussed in Note 6 and the $419,000 operating loss of TeleSpectrum. TeleSpectrum had no revenue generating operations in 1996. The $419,000 of costs incurred were previously for the payroll costs for the President and CFO of TeleSpectrum and for an executive recruiting fee for the President.

         Casino Money Centers operating expenses increased $231,000 (40.9%) to $796,000 for the thirteen weeks ended June 30, 1996 from $565,000 for the thirteen weeks ended July 1, 1995, primarily due to increased operating expenses from the increased volume at the Oneida facility.

         Depreciation expense increased $91,000 to $239,000 for the thirteen weeks ended June 30, 1996 from $148,000 for the thirteen weeks ended July 1, 1995 due to capital expenditures in 1995 and 1996.

         Amortization decreased $131,000 to $122,000 for the thirteen weeks ended June 30, 1996 from $253,000 for the thirteen weeks ended July 1, 1995 primarily due to the expiration in July 1995 of a $3,000,000 three year non-compete agreement with TRW Inc.

         Operating Income (loss) The Company generated an operating loss of $1,494,000 for the thirteen weeks ended June 30, 1996 compared to operating income of $382,000 for the thirteen weeks ended July 1, 1995 due to the $228,000 increase in net revenues, offset by the $2,104,000 increase in operating expenses.

         Interest Expense. Interest expense was $194,000 for the thirteen weeks ended June 30, 1996 compared to $124,000 for the thirteen weeks ended July 1, 1995. The increase in interest expense was due to borrowings made in 1996 for capital expenditures and to increase working capital.

         Income Taxes (Benefit). The income tax benefit was $574,000 for the thirteen weeks ended June 30, 1996 compared to a $97,000 provision for the thirteen weeks ended July 1, 1995, reflecting an effective tax rate of approximately 34% for the thirteen weeks ended June 30, 1996 and 38% for the thirteen weeks ended July 1, 1995.


                                           Twenty-Six Weeks Ended June 30, 1996
                                           ------------------------------------
                                        CRW      TeleSpectrum     Casino
                                     Financial     Worldwide   Money Centers    Total
                                     ---------     ---------   -------------    -----
Net Revenues                          $15,651         $ --         $1,754       $17,405
Operating Expenses,
     excluding non-cash charges        15,274           419         1,548        17,241
Special compensation charge               629           --            --            629

Depreciation                              452           --             10           462
Amortization                              234           --             13           247
                                      -------         -----        ------       -------
Operating Income (loss)               $  (938)        $(419)       $  183       $(1,174)
                                      =======         =====        ======       =======


                                           Twenty-Six Weeks Ended July 1, 1995
                                           -----------------------------------
                                        CRW      TeleSpectrum     Casino
                                     Financial     Worldwide   Money Centers    Total
                                     ---------     ---------   -------------    -----
Net Revenues                          $15,014         $ --         $1,322       $16,336
Operating Expenses,
     excluding non-cash charges        13,738           --          1,065        14,803
Depreciation                              294           --              2           296
Amortization                              484           --             11           495
                                      -------         -----        ------       -------
Operating Income                         $498         $ --         $  244          $742
                                      =======         =====        ======       =======


Twenty-Six Weeks Ended June 30, 1996 and July 1, 1995

         Net Revenues. Net revenues for the twenty-six weeks ended June 30, 1996 increased $1,069,000 (6.5%) to $17,405,000 from $16,336,000 for the twenty-six weeks ended July 1, 1995.

         CRW Financial's revenues for the twenty-six weeks ended June 30, 1996 increased $637,000 (4.2%) to $15,651,000 compared to $15,014,000 for the twenty-six weeks ended July 1, 1995 primarily due to revenues of $1,356,000 from CRW's Market Research division, partially offset by a $719,000 decrease in CRW's collection revenues. The decrease in collection revenues was primarily due to the loss of approximately $500,000 of revenue from Bell South and decreased revenue from the RTC.

         Casino Money Centers revenues for the twenty-six weeks ended June 30, 1996 increased $432,000 (32.7%) to $1,754,000 from $1,322,000 for the twenty-six weeks ended July 1, 1995 primarily due to increased volume at the Oneida facility and the opening of the Northstar facility

         Operating Expenses. Operating expenses increased $2,985,000 (19.1%) to $18,579,000 for the twenty-six weeks ended June 30, 1996 from $15,594,000 for the twenty-six weeks ended July 1, 1995.

         CRW Financial's operating expenses increased $2,073,000 (14.3%) to $16,589,000 for the twenty-six weeks ended June 30, 1996 from $14,516,000 for the twenty-six weeks ended July 1, 1995 primarily due to TeleSpectrum's operating costs of $419,000 incurred for the payroll costs for the President and CFO of TeleSpectrum and for an executive recruiting fee for the President.

         Casino Money Centers operating expenses increased $493,000 (45.7%) to $1,571,000 for the twenty-six weeks ended June 30, 1996 from $1,078,000 for the twenty-six weeks ended July 1, 1995, primarily due to increased operating expenses from the Oneida facility and expenses from the Northstar facility.

         Depreciation expense increased $166,000 to $462,000 for the twenty-six weeks ended June 30, 1996 from $296,000 for the twenty-six weeks July 1, 1995 due to capital expenditures in 1995 and 1996.

         Amortization decreased $248,000 to $247,000 for the twenty-six weeks ended June 30, 1996 from $495,000 for the twenty-six weeks ended July 1, 1995 due to the expiration in July 1995 of a $3,000,000 three year non-compete agreement with TRW Inc.

         Operating Income (loss). The Company generated an operating loss of $1,174,000 for the twenty-six weeks ended June 30, 1996 compared to operating income of $742,000 for the twenty-six weeks ended July 1, 1995 due to the $1,069,000 increase in net revenues, offset by the $2,985,000 increase in operating expenses.

         Interest Expense. Interest expense increased $133,000 to $369,000 for the twenty-six weeks ended June 30, 1996 from $236,000 for the twenty-six weeks ended July 1, 1995 primarily due to borrowings made in 1996 for capital expenditures and working capital.

         Income Tax (Benefit). The income tax benefit was $516,000 for the twenty-six weeks ended June 30, 1996 compared to a provision of $189,000 for the twenty-six weeks ended July 1,1995. The effective tax rate was approximately 34% for the twenty-six weeks ended June 30, 1996 and 38% for the twenty-six weeks ended July 1, 1995.

INFLATION

         Inflation has not had a significant impact on the Company's operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         During the twenty-six weeks ended June 30, 1996 net cash used in operating activities was $2,266,000 compared to $98,000 of cash provided by operating activities for the twenty-six weeks ended July 1, 1995. The increase in cash used in operating activities in the 1996 period was primarily due to the net loss in 1996 and the $1,210,000 increase in accounts receivable and the $560,000 decrease in accounts payable in 1996.

         Net cash used in investing activities was $372,000 during the twenty-six weeks ended June 30, 1996 and consisted solely of capital expenditures compared to $485,000 for the net cash used in investing activities for the twenty-six weeks ended July 1, 1995 which consisted primarily of capital expenditures.

         Net cash provided by financing activities during the twenty-six weeks ended June 30, 1996 was $2,096,000 due to $2,391,000 of proceeds from the sale of preferred stock, $2,100,000 of borrowings under subordinated notes, partially offset by $698,000 of repayments of bank debt and a $500,000 deposit on a TWI acquisition. Net cash provided by financing activities was $ 204,000 for the twenty-six weeks ended July 1, 1995 and consisted of $523,000 of net borrowings and $319,000 of payments for financing costs

         CRW believes that its existing cash on hand, cash to be generated from future operations, and cash anticipated to be generated from exercises of outstanding options and warrants to purchase CRW's common stock will be adequate to meet its needs for the foreseeable future.

SEASONALITY

CRW's receivables management business is subject to seasonality which is experienced by most industry competitors. The effect of the seasonality is to reduce collection recovery rates in the months of July through December as compared to January through June. The cause of the decrease in collection recovery rates is due to consumer spending for vacations and holidays in the second half of the year. Historically, CRW's collection revenues have decreased 5% to 10% in the third and fourth quarters (excluding increases in revenue from newly acquired businesses) as compared to the first and second quarters. Because the collection business has a high level of fixed costs, the decrease in revenues in the third and fourth quarters has historically reduced operating income.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           None

                  (b) CRW did not file any reports on Form 8-K during the quarter ended June 30, 1996

                      CRW FINANCIAL, INC. AND SUBSIDIARIES




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRW FINANCIAL, INC.
                                                 (Registrant)


Date:    August ____, 1996        _____________________________________________
                                  Jonathan P. Robinson, Chief Financial Officer