Form 10-Q
period 1996-09-30
CRW FINANCIAL INC /DE
filed 1996-11-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q

(Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT --- OF 1934

                                             September 30, 1996
    For the quarterly period ended______________________________________________

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________  to ___________________

                                               0-26015
                   Commission file number ____________________

                               CRW FINANCIAL, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

           Delaware                                       23-2691986
________________________________________________________________________________
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

443 South Gulph Road             King of Prussia, PA               19406
________________________________________________________________________________
(Address of principal                                            (Zip Code)
  executive offices)

                                                           610/962-5100
Registrant's telephone number, including area code: ____________________________

________________________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of the Company's common stock, $0.01 par value, outstanding as of November 10, 1996 was 3,918,063 shares.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
             AT DECEMBER 31, 1995 AND SEPTEMBER 30, 1996                       3

             CONDENSED CONSOLIDATED STATEMENTS OF
             OPERATIONS FOR THE PERIODS ENDED
             SEPTEMBER 30, 1995 AND 1996                                       4

             CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS FOR THE PERIODS ENDED
             SEPTEMBER 30, 1995 AND 1996                                       5

             NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS                                              6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                     9

PART II - OTHER INFORMATION_________

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                    14


                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                          DECEMBER 31, 1995  SEPTEMBER 30, 1996
                                          -----------------  ------------------
                                                                (Unaudited)

                  ASSETS

CURRENT ASSETS:


     CASH                                   $  2,074,000       $  1,461,000

     CASH HELD FOR CLIENTS                     3,333,000          2,774,000
     ACCOUNTS RECEIVABLE, NET                  3,094,000          3,506,000
     OTHER CURRENT ASSETS                        419,000            773,000
                                            ------------       ------------

           TOTAL CURRENT ASSETS                8,920,000          8,514,000

PROPERTY AND EQUIPMENT, NET                    3,320,000          3,150,000

INTANGIBLE ASSETS, NET                         5,338,000          4,993,000

INVESTMENT IN TWI (Notes 1, 4 and 6)                --           53,268,000

OTHER ASSETS                                     967,000            666,000
                                            ------------       ------------
                                            $ 18,545,000       $ 70,591,000
                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     COLLECTIONS TO CLIENTS                 $  3,333,000       $  2,774,000
     ACCOUNTS PAYABLE                          2,774,000          2,390,000
     ACCRUED COMPENSATION                        811,000          1,050,000
     OTHER ACCRUED EXPENSES                    1,034,000            965,000
     CURRENT PORTION OF LONG-TERM DEBT         1,385,000          7,886,000
                                            ------------       ------------

     TOTAL CURRENT LIABILITIES                 9,337,000         15,065,000

LONG-TERM DEBT                                 5,723,000            427,000
                                            ------------       ------------
DEFERRED INCOME TAXES                               --           19,475,000
                                            ------------       ------------
OTHER LONG-TERM LIABILITIES                      299,000            414,000
                                            ------------       ------------

STOCKHOLDERS' EQUITY:

     PREFERRED STOCK                                --            2,382,000
     COMMON STOCK                                 39,000             39,000
     ADDITIONAL PAID IN CAPITAL                4,097,000         36,359,000
     ACCUMULATED DEFICIT                        (950,000)        (3,570,000)
                                            ------------       ------------
           TOTAL STOCKHOLDERS' EQUITY          3,186,000         35,210,000
                                            ------------       ------------
                                            $ 18,545,000       $ 70,591,000
                                            ============       ============



            See notes to condensed consolidated financial statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                 For the                                      For the
                                                          Thirteen weeks ended                         Thirty-nine weeks ended
                                                 September 30, 1995     September 30, 1996    September 30, 1995  September 30, 1996
                                                 ------------------     ------------------    ------------------  ------------------

NET REVENUES                                         $  7,920,000           $  7,021,000         $ 24,256,000         $ 23,069,000
OPERATING EXPENSES, excluding
     Non-cash charges                                   7,787,000              8,018,000           22,590,000           23,144,000
SPECIAL COMPENSATION CHARGES (NOTE 8)                        --                  690,000                 --              1,319,000
DEPRECIATION                                              188,000                238,000              484,000              699,000
AMORTIZATION                                              151,000                123,000              646,000              370,000
                                                     ------------           ------------         ------------         ------------

     Operating income (loss)                             (206,000)            (2,048,000)             536,000           (2,463,000)

GAIN ON SALE OF TWI STOCK (NOTE 6)                           --                1,176,000                 --              1,176,000

INTEREST EXPENSE                                         (152,000)              (224,000)            (388,000)            (593,000)
                                                     ------------           ------------         ------------         ------------
     Income (loss) from continuing operations
     before income taxes                                 (358,000)            (1,096,000)             148,000           (1,880,000)
INCOME TAXES (BENEFIT)                                   (133,000)              (380,000)              56,000             (639,000)
                                                     ------------           ------------         ------------         ------------

     Income (loss) from continuing operations            (225,000)              (716,000)              92,000           (1,241,000)

EARNINGS (LOSS) FROM EQUITY OF TWI, NET                      --                  177,000                 --               (100,000)
                                                     ------------           ------------         ------------         ------------

     Income (loss) before discontinued operations        (225,000)              (539,000)              92,000           (1,341,000)

GAIN FROM MERGER OF CCS AND HFS                              --                     --             29,017,000                 --
 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
        NET OF TAX                                           --                 (308,000)             567,000             (533,000)
                                                     ------------           ------------         ------------         ------------

     Income (loss) before extraordinary item         $   (225,000)          $   (847,000)        $ 29,676,000         $ (1,874,000)

EXTRAORDINARY LOSS ON
        EXTINQUISHMENT OF DEBT, NET OF TAX                   --                 (746,000)                --               (746,000)
                                                     ------------           ------------         ------------         ------------

     Net income (loss)                               $   (225,000)          $ (1,593,000)        $ 29,676,000         $ (2,620,000)
                                                     ============           ============         ============         ============

NET INCOME (LOSS) PER COMMON SHARE (NOTE 3):

     CONTINUING OPERATIONS                           $      (0.08)          $      (0.15)        $       0.02         $      (0.36)

     DISCONTINUED OPERATIONS                                 --                    (0.08)                6.95                (0.15)

     EXTRAORDINARY LOSS                                      --                    (0.20)                --                  (0.21)
                                                     ------------           ------------         ------------         ------------
                                                     $      (0.08)          $      (0.43)        $       6.97         $      (0.72)
                                                     ============           ============         ============         ============


WEIGHTED AVERAGE  SHARES OUTSTANDING                    2,794,293              3,700,413            4,255,809            3,628,063
                                                     ============           ============         ============         ============


                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              FOR THE THIRTY-NINE WEEKS    FOR THE THIRTY-NINE WEEKS
                                                                              ENDED SEPTEMBER 30. 1995      ENDED SEPTEMBER 30. 1996
                                                                              -------------------------     ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                     $ 29,676,000                  $ (2,620,000)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Non-Cash Special Compensation Charge                                              --                         629,000
            Non-Cash Extraordinary Loss                                                                                1,131,000
            Discontinued Operations - Non-Cash Charges and
                    Working Capital Changes                                                 77,000                         4,000
            Loss on Equity of TWI                                                             --                         100,000
            Gain on sale of CCI                                                        (29,017,000)                         --
            Depreciation and amortization                                                1,130,000                     1,069,000
            Deferred taxes (benefit)                                                        56,000                    (1,298,000)
     (Increase) decrease in assets
            Accounts receivable                                                           (167,000)                     (412,000)
            Other assets                                                                    39,000                      (456,000)

     Increase (decrease) in liabilities
            Accounts payable                                                               (97,000)                     (384,000)
            Accrued expenses                                                            (1,520,000)                      130,000
            Other liabilities                                                              (54,000)                       84,000
                                                                                      ------------                  ------------

Net cash provided by (used in) operating activities                                        123,000                    (2,023,000)
                                                                                      ------------                  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Investment in TWI                                                                        --                      (2,110,000)
     Purchases of property and equipment                                                  (732,000)                     (490,000)
     Cash paid for acquisitions                                                            (25,000)                         --
                                                                                      ------------                  ------------

Net cash used in investing activities                                                     (757,000)                   (2,600,000)
                                                                                      ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Exercise of Options to Purchase Common Stock                               --                         455,000
     Proceeds from sale of Preferred Stock                                                    --                       2,382,000
     Borrowings under line of credit                                                     5,867,000                     2,000,000
     Repayments of long term debt                                                       (4,927,000)                     (795,000)
     Payments of deferred financing costs                                                 (319,000)                      (32,000)
                                                                                      ------------                  ------------

Net cash provided by financing activities                                                  621,000                     4,010,000
                                                                                      ------------                  ------------

DECREASE IN CASH                                                                           (13,000)                     (613,000)
                                                                                      ------------                  ------------

CASH, BEGINNING OF PERIOD                                                                1,174,000                     2,074,000
                                                                                      ------------                  ------------

CASH, END OF PERIOD                                                                   $  1,161,000                  $  1,461,000
                                                                                      ============                  ============



            See notes to condensed consolidated financial statements.
                                       -5-

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND:

         CRW Financial, Inc. ("CRW" or "The Company") performs receivables management, administration and debt collection services for clients primarily in the health care, student loan, credit card and utility industries, and to commercial clients through its wholly owned subsidiary Kaplan & Kaplan, Inc. CRW's subsidiary Casino Money Centers, Inc. ("CMC"), provides financial support services to the casino industry. CRW's subsidiaries were subsidiaries of Casino & Credit Services, Inc. ("CCS") prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS Shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.

         TeleSpectrum Worldwide Inc. ("TWI") provides teleservices solutions to clients in the telecommunications, insurance, financial services, pharmaceuticals, and healthcare, consumer products and high technology industies. CRW formed TWI in April 1996 to acquire several teleservices businesses in connection with an initial public offering of TWI's common stock. The accounts of TWI were consolidated into CRW's financial statements prior to the completion of the initial public offering on August 12, 1996 (see note 6). Subsequent to the completion of TWI's initial public offering, CRW has accounted for its investment in TWI under the equity method of accounting. As a result, the accounts of TWI have not been consolidated into CRW's financial statements for the periods ended September 30, 1996. In August, 1996, CRW recorded a $53.17 million increase to its investment in TWI account to reflect TWI's initial public offering.

         In October 1996, the CRW's Board of Directors announced that it intended to sell the assets of its receivables management, administration and debt collection business and spin-off the Casino Money Centers, Inc. subsidiary to CRW shareholders.

2.  BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months and nine months are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

3.  NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share for 1995 was computed on a pro forma basis using the weighted average number of shares of CRW stock and common share equivalents outstanding as if the distribution of 2,648,787 shares of CRW common stock by CCS was made on January 1, 1995. In addition, since CRW common stock equivalents exceed 20% of the CRW common stock outstanding, the modified treasury stock method pursuant to Accounting Principles Board Statement No. 15 was utilized to calculate weighted average number of shares of CRW common stock outstanding, including shares of CRW common stock issuable pursuant to exercises of the CCS warrants, 1,500,000 of stock options issued to management of CRW (which have exercise prices between $0.97 and $1.94 per share) and the warrant to purchase 273,054 shares of common stock described in Note 4 below. Pro forma net income per common share for discontinued operations has been computed using the same weighted average number of common stock equivalents used to compute per share amounts from continuing operations. Net loss per common share in 1996 was computed based upon the weighted average number of common shares outstanding during 1996 as common stock equivalents were anti-dilutive in 1996 due to the net loss.

4.  DEBT

         In connection with the merger and Distribution, CRW assumed the bank debt of CCS and immediately refinanced it with proceeds from a $6,000,000 three-year revolving line of credit from a bank which bears interest at that bank's prime rate plus 1 1/2%. In connection with the revolving credit loan, CRW has issued to the bank warrants to purchase 273,054 shares of its common stock at an average exercise price of $0.91 per share. Borrowings under the line of credit are collateralized by substantially all of the assets of CRW. On September 19, 1996, the bank amended the Loan and Security Agreement to increase the Company's available borrowings under the line of credit to $7,500,000 until December 31, 1996. Available borrowings under the line will be reduced to $6,500,000 on December 31, 1996 and the loan is due in full on March 18, 1997 or upon the sale of the company's collection business. The Company has pledged 6,162,130 shares of its TWI stock as collateral for the loan.

         On May 23, 1996, CRW issued $2,100,000 of subordinated notes to certain shareholders and employees. The subordinated notes were repaid in September 1996 with proceeds from the bank loan. The subordinated notes bore interest at 12.5% and were originally due in quarterly installments of $262,500 beginning on January 1, 1997. Proceeds from the subordinated notes were used to capitalize TeleSpectrum Worldwide Inc. ("TWI") (see note 6). In connection with the subordinated notes, CRW issued warrants to the subordinated lenders and to CRW's bank to purchase 1,433,454 and 74,445 shares of TWI common stock, respectively, from CRW for $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the debt was discounted $1,131,000 to reflect the value of the warrants. The repayment of the subordinated debt in September 1996 resulted in an extraordinary loss of $746,000 on the early extinguishment of the debt for the $1,131,000 discount, net of a tax benefit of $385,000.

5.  OTHER ASSETS

Other assets include the following:

                                  December 31, 1995     September 30, 1996

Investment in RTC Partnerships         $310,000              $398,000
Deposits                                147,000               180,000
Notes Receivable                        107,000                88,000
Deferred Tax Asset                      403,000                  --
                                       --------              --------
                                       $967,000              $666,000
                                       ========              ========

6.  TELESPECTRUM WORLDWIDE INC.

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

         In September, 1996, certain subordinated lenders described in Note 4 exercised warrants to purchase 784,997 shares of TWI stock from CRW at $1.50 per share. As a result, the Company recorded a gain on the sale of $1,176,000. After these exercises, CRW owns 7,725,140 shares of TWI common stock. If all of the remaining warrants to purchase TWI stock are exercised, CRW will receive approximately $2,345,000 of cash and would then own 6,162,130 shares of TWI.

7.  STOCK SPLIT

         On October 3, 1996, subsequent to the stockholders' vote approving an increase in the Company's authorized common stock from 5,000,000 shares to 20,000,000 shares, the Company's Board of Directors approved a three-for-one stock split payable on October 24, 1996 to stockholders of record on October 14, 1996. All share and per share information in this report has been retroactively adjusted to reflect this stock split as if it occurred on January 1, 1995.

8.  SPECIAL COMPENSATION CHARGES

         In connection with the Board of Directors' intention to sell the assets of the Company's collection division, the Company recorded a $690,000 provision for severence pay related to several terminated employees. In addition, in May, 1996, the Company recorded a $629,000 non-cash compensation charge for the TeleSpectrum warrants described in Note 6.

9.  DISCONTINUED OPERATIONS

         In connection with CRW's investment in TeleSpectrum Worldwide, CRW agreed to terminate the operations of its market research division and allow TWI to offer employment to any of the division's employees. TWI also agreed to assume a lease for one of the division's facilities. During the third quarter of 1996. The division ceased operations and incurred a loss during the quarter of $308,000. The loss was primarily due to severence, lease termination costs and bad debt expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations

         Below is a summary of operating results (in thousands) for the Company's two business segments, CRW Financial and Casino Money Centers.

                                         Thirteen Weeks Ended September 30, 1996
                                         ---------------------------------------
                                               CRW        Casino
                                            Financial  Money Centers    Total
                                            ---------  -------------  ----------
Net Revenues                                 $ 6,120      $   901     $ 7,021
Operating Expenses,
   excluding non-cash and special charges      7,181          837       8,018
Special Compensation Charge                      690         --           690
Depreciation                                     232            6         238
Amortization                                     116            7         123
                                             -------      -------     -------
Operating Income (Loss)                      $(2,099)     $    51     $(2,048)
                                             =======      =======     =======




                                         Thirteen Weeks Ended September 30, 1995
                                         ---------------------------------------
                                            CRW          Casino
                                         Financial    Money Centers      Total
                                         ---------    -------------      -----
Net Revenues                               $ 7,021        $   899       $ 7,920
Operating Expenses,
   excluding non-cash charges                7,147            640         7,787
Depreciation                                   187              1           188
Amortization                                   146              5           151
                                           -------        -------       -------

Operating Income (Loss)                    $  (459)       $   253       $  (206)
                                           =======        =======       =======

                                      Thirty-Nine Weeks Ended September 30, 1996
                                      ------------------------------------------

                                              CRW        Casino
                                           Financial  Money Centers    Total
                                           ---------  -------------    -----
Net Revenues                                $ 20,415     $  2,654    $ 23,069
Operating Expenses,
   excluding non-cash and special charges     20,762        2,382      23,144
Special Compensation Charges                   1,319         --         1,319
Depreciation                                     683           16         699
Amortization                                     350           20         370
                                            --------     --------    --------

Operating Income (Loss)                     $ (2,699)    $    236    $ (2,463)
                                            ========     ========    ========


                                      Thirty-Nine Weeks Ended September 30, 1995
                                      ------------------------------------------

                                           CRW          Casino
                                         Financial   Money Centers     Total
                                         ---------   -------------     -----
Net Revenues                              $22,035       $ 2,221       $24,256
Operating Expenses,
   excluding non-cash charges              20,885         1,705        22,590
Depreciation                                  482             2           484
Amortization                                  630            16           646
                                          -------       -------       -------
Operating Income                          $    38       $   498       $   536
                                          =======       =======       =======

Thirteen Weeks Ended September 30, 1996 and September 30, 1995

         Net Revenues. Net revenues for the thirteen weeks ended September 30, 1996 decreased $899,000 (11.4%) to $7,021,000 from $7,920,000 for the thirteen weeks ended September 30, 1995.

         CRW Financial's revenues for the thirteen weeks ended September 30, 1996 decreased $901,000 (12.8%) to $6,120,000 compared to $7,021,000 for the thirteen weeks ended September 30, 1995. The decrease was primarily due to a decrease in the Company's commission rate on a new contract signed with the California Student Aid Commission (CSAC) in June 1996 and the loss of revenues from the New Jersey Department of Motor Vehicles.

         Casino Money Centers, Inc. revenues for the thirteen weeks ended September 30, 1996 increased $2,000 to $901,000, from $899,000 for the thirteen weeks ended September 30, 1995.

         Operating Expenses. Operating expenses increased $943,000 (11.6%) to $9,069,000 for the thirteen weeks ended September 30, 1996 from $8,126,000 for the thirteen weeks ended September 30, 1995.

         CRW Financial's operating expenses increased 739,000 (9.9%) to $8,219,000 for the thirteen weeks ended September 30, 1996 from $7,480,000 for the thirteen weeks ended September 30, 1996 primarily due to a $690,000 charge for severance pay related the planned sale of the collection business.

         Casino Money Centers, Inc.'s operating expenses increased $204,000 (31.6%) to $850,000 for the thirteen weeks ended September 30, 1996, from $646,000 for the thirteen weeks ended September 30, 1995 primarily due to increased volume at the Oneida facility and a higher expense for profit sharing with the Oneida Casino.

         Depreciation expense increased $50,000 to $238,000 for the thirteen weeks ended September 30, 1996 from $188,000 for the thirteen weeks ended September 30, 1995 due to capital expenditures of $1,525,000 in 1995.

         Amortization decreased $28,000 to $123,000 for the thirteen weeks ended September 30, 1996 from $151,000 for the thirteen weeks ended September 30, 1995 due to the expiration in July 1995 of a $3,000,000 three-year non-compete agreement with TRW Inc.

         Operating Income (Loss). The Company generated an operating loss of $2,048,000 for the thirteen weeks ended September 30, 1996 compared to a $206,000 operating loss for the thirteen weeks ended September 30, 1995 due to the decrease in revenue of $899,000 and the increase in operating expenses of $943,000.

         Interest Expense. Interest expense for the thirteen weeks ended September 30, 1996 increased $72,000 to $224,000 compared to $152,000 for the thirteen weeks ended September 30, 1995 primarily due to interest on the $2,100,00 of subordinated notes issued to finance CRW's investment in TWI.

         Income Tax Benefit. The income tax benefit (excluding income tax benefits on discontinued operations and the extraordinary items) was $(380,000) for the thirteen weeks ended September 30, 1996 compared to $(133,000) for the thirteen weeks ended September 30, 1995, reflecting effective tax rates of 35% and 37%, respectively.

Thirty-Nine Weeks Ended September 30, 1996 and September 30, 1995

         Net Revenues. Net revenues for the thirty-nine weeks ended September 30, 1996 decreased $1,187,000 (4.9%) to $23,069,000 from $24,256,000 for the thirty-nine weeks ended September 30, 1995.

         CRW Financial's revenues for the thirty-nine weeks ended September 30, 1996 decreased $1,620,000 (7.4%) to $20,415,000 from $22,035,000 for the thirty-nine weeks ended September 30, 1996 primarily due to the decreased revenues in the third quarter of 1996 related to the lower commission rate on the CSAC contract, the loss of revenues in 1996 from Bell South which generated approximately $500,000 of revenues in 1995, the loss of revenues from the New Jersey Department of Motor Vehicles.

         Casino Money Centers revenues increased $433,000 (19.5%) to $2,654,000 for the thirty-nine weeks ended September 30, 1996 from $2,221,000 for the thirty-nine weeks ended September 30, 1995 due to increased volume at the Oneida facility and the opening of the Northstar facility.

         Operating Expenses. Operating expenses increased $1,812,000 (7.6%) to $25,532,000 for the thirty-nine weeks ended September 30, 1996 from $23,720,000 for the thirty-nine weeks ended September 30, 1995.

         CRW Financial's operating expenses increased $1,117,000 (5.1%) to $23,114,000 for the thirty-nine weeks ended September 30, 1996, from $21,997,000 for the thirty-nine weeks ended September 30, 1995 primarily due to the special compensation charges of $1,319,000.

         Casino Money Centers Inc.'s operating expenses increased $695,000 (40.3%) to $2,418,000 for the thirty-nine weeks ended September 30, 1996, from $1,723,000 for the thirty-nine weeks ended September 30, 1995 primarily due to increased volume at the Oneida facility and the opening of the Northstar facility.

         Depreciation expense increased $215,000 to $699,000 for the thirty-nine weeks ended September 30, 1996 from $484,000 for the thirty-nine weeks ended September 30, 1995 due to capital expenditures of $1,525,000 in 1995.

         Amortization decreased $276,000 to $370,000 for the thirty-nine weeks ended September 30, 1996 from $646,000 for the thirty-nine weeks ended September 30, 1995 due to the July 1996 expiration of a $3,000,000 three year non-compete agreement with TRW Inc.

         Operating Income (Loss). The Company generated an operating loss of $2,463,000 for the thirty-nine weeks ended September 30, 1996 compared to $536,000 of operating income for the thirty-nine weeks ended September 30, 1995 due to the $1,187,000 decerease in revenues and the $1,812,000 increase in operating expenses.

         Interest Expense. Interest expense for the thirty-nine weeks ended September 30, 1996 increased $205,000 to $593,000 compared to $388,000 for the thirty-nine weeks ended September 30, 1995 due to the $2,100,000 of subordinated debt issued to finance CRW's investment in TWI.

         Income Taxes. The Income tax benefit were $639,000 (excluding income tax benefits on discontinued operations and the extraordinary item) for the thirty-nine weeks ended September 30, 1996 compared to a $56,000 income tax provision for the thirty-nine weeks ended September 30, 1995, reflecting effective tax rates of approximately 34% and 38%, respectively.

Discontinued Operations

         Below is a summary of the operating results for CRW's Market Research Division which began operations in January 1996 and ceased operations in August, 1996 and for CCI which was sold in May 1995. Both businesses have been classified as discontinued operations. (See Note 2).



                                                     (In thousands)

                                                                       Thirteen               Thirty-Nine
                                              Period Ended           Weeks Ended              Weeks Ended
                                              May 11, 1995       September 30, 1996        September 30, 1996
                                              ------------       ------------------        ------------------

Net Revenues                                     $ 3,326                $   147                 $ 1,503
Operating Expenses,
       excluding non-cash charges                  1,917                    609                   2,306
Depreciation                                          74                      4                       4
Amortization                                         454                   --                      --
                                                 -------                -------                 -------
Operating Income (loss)                              881                   (466)                   (807)
Income Taxes                                         314                   (158)                   (274)
                                                 -------                -------                 -------

Net Income (loss)                                $   567                $  (308)                $  (533)
                                                 =======                =======                 =======



INFLATION

         Inflation has not had a significant impact on the Company's operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         During the thirty-nine weeks ended September 30, 1996 net cash used in operating activities was $2,023,000 compared to $123,000 of cash provided by operating activities for the thirty-nine weeks ended September 30, 1995. The cash used in operating activities in the 1996 period was primarily due to the Company's operating loss, a $384,000 decrease in accounts payable, a $412,000 increase in accounts receivable, and a $456,000 increase in other assets. The cash provided by operating activities in the 1995 period was primarily due to the Company's operating income, partially offset by a $167,000 increase in accounts receivable and a $1,520,000 decrease in accrued expenses.

         Net cash used in investing activities during the thirty-nine weeks ended September 30, 1996 was $2,600,000 and consisted of the $2,110,000 investment in TWI and $490,000 of capital expenditures.

         Net cash provided by financing activities during the thirty-nine weeks ended September 30, 1996 was $4,010,000 and consisted of $2,382,000 of proceeds from the sale of preferred stock, $2,000,000 of borrowings under the line of credit, $455,000 of proceeds from the exercise of options to purchase common stock, partially offset by $795,000 of repayments of long-term debt.

         The Company believes that its existing cash on hand, cash to be generated from future operations, cash to be generated from the exercise of warrants and options and cash to be generated from the planned sale of the collection business will be adequate to meet its needs through the foreseeable future.

PART II - OTHER INFORMATION

         No matters were submitted to a vote of stockholders during the third quarter of 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K filed August 22, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CRW FINANCIAL, INC.
                                   (Registrant)


Date:    November 14, 1996         _____________________________________________
                                   Jonathan P. Robinson, Chief Financial Officer