Form 10-K
period 1996-12-31
CRW FINANCIAL INC /DE
filed 1997-04-07
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-26015

                              CRW FINANCIAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           23-2691986
  -----------------------------                           -----------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)



          443 South Gulph Road
          King of Prussia, PA                                   19406
----------------------------------------                     ------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code     (610) 878-7400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
      Title of each class                         on which registered
      --------------------                       --------------------
            NONE                                         NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [X]      NO___.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $27,134,754. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market on March 28, 1997. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

     The number of shares of the Registrant's Common Stock outstanding as of March 28, 1997 was 5,884,984 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.





                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business......................................................     2
Item 2.   Properties....................................................     5
Item 3.   Legal Proceedings.............................................     6
Item 4.   Submission of Matters to a Vote of Security Holders...........     6

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................     7
Item 6.   Selected Financial Data.......................................     8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     9
Item 8.   Financial Statements and Supplementary Data...................    14
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................    14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............    14
Item 11.  Executive Compensation........................................    14
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.........................................    14
Item 13.  Certain Relationships and Related Transactions................    14

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K......................................................    15



     In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance and development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     Unless the context indicates otherwise, the terms "CRW" and "Company" refer to CRW Financial, Inc.

                                     PART I

ITEM 1.  BUSINESS

Background

     CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of TLSP, representing approximately 25% of the outstanding common stock of TLSP. CRW also owns 345,178 shares of NCO Group, Inc. ("NCOG") common stock. NCOG is a leading provider of accounts receivable services listed on the NASDAQ National Market System under the symbol NCOG. CRW's investment in NCOG was made on February 2, 1997 when it sold the assets of its accounts receivable management and debt collection division (the "Collection Business" or "Collection Division") to NCOG. In addition, CRW's wholly-owned subsidiary Casino Money Centers, Inc. ("CMC") provides check cashing and other financial services to the casino industry.


     CRW was spun-off from its predecessor company, Casino & Credit Services, Inc. ("CCS"), in May 1995. CCS was formed in May 1992 and in July 1992, CCS purchased Receivable Management Services, Inc. and Central Credit, Inc. ("CCI") from TRW Inc. for approximately $11.5 million. CCS was capitalized with approximately $12.1 million of bank and convertible debt and $1 million of equity. In August 1993, CCS completed an initial public offering of its common stock, generating net proceeds of approximately $12.7 million and valuing CCS at approximately $26 million. Proceeds from the offering were used to repay all of CCS' debt and fund the acquisition of Central Credit of New Jersey, Inc., CCI's only competitor. During the remainder of 1993 and 1994, CCS completed the acquisition of five complimentary receivables management ("Collection") businesses for an aggregate of approximately $5.5 million in cash and formed Casino Money Centers, Inc. to complement CCI's business.

     In July 1994, CCS commenced discussions with Hospitality Franchise Systems, Inc. ("HFS") regarding a sale of CCI. In November 1994, CCS and HFS announced a merger and plan of reorganization whereby CCS would merge with HFS after a spin-off of the collection business and CMC to CCS' shareholders. In May 1995, the merger and spin-off were completed resulting in CCS shareholders receiving approximately $37.2 million in HFS common stock and approximately $3.5 million in CRW common stock. CRW's common stock began trading on the NASDAQ Small Cap Market under the symbol "CRWF" on May 11, 1995.

     In December 1995, CRW's management team began to explore the creation of a telemarketing subsidiary to capitalize on the rapid growth in demand by large corporations for large-scale professional telemarketing services. CRW's management team concluded that its experience in acquiring and operating call centers for its collection business would provide the foundation to build a CRW subsidiary into a leading teleservices company. In April 1996, CRW formed TLSP and TLSP agreed to acquire four telemarketing businessess, a market research business and a fulfillment business, contingent upon an initial public offering of its common stock. In August 1996, TLSP completed its initial public offering, generating net proceeds of approximately $162 million and valuing TLSP at approximately $375 million. The total purchase price for the six businesses acquired was approximately $200 million consisting of approximately $90.9 million in cash, $49 million in TLSP stock and warrants, $25.6 million in notes, and $34.5 million in assumed liabilities and transaction expenses.

     In October 1996, CRW's Board of Directors approved a plan to sell the Company's Collection Division. On February 2, 1997, the Company completed the sale of its Collection Division to NCOG for approximately $12.8 million, consisting of $3.75 million in cash, 345,178 shares of NCOG common stock and a warrant to purchase 250,000 shares of NCOG common stock for $27.625 per share. The results of the Collection Division and CCI's results have been presented as discontinued operations in the accompanying financial statements.

     The Company is continuing to explore ways to further increase shareholder value, including through a spin-off of CMC and further development of its relationship with and investment in TLSP, although there can be no assurance that such increase in value will be achieved.

     Currently, CRW's only operating business is conducted through its wholly-owned subsidiary, CMC.

CMC Background


     Casino Money Centers, Inc. ("CMC") was formed in September 1993 to provide funds transfer services at gaming sites. CMC opened its first casino operation in October 1993 at the Table Mountain Casino, a casino located on Indian land near Fresno, California. CMC purchased Strip Check Cashing Service, Inc. in Las Vegas, Nevada in February 1994 and established operations in the Oneida casino on Indian lands in Green Bay, Wisconsin in July 1994 and in the Mohican Northstar Casino on Indian Lands in Bowler, Wisconsin in December 1995. In August 1995, CMC acquired the operations of All Check Cashing, Inc. in Laughlin, Nevada. In January 1997, CMC began operations in the Grand Coushatta Casino in Louisiana and purchased the assets of Twain Check Cashing in Las Vegas, Nevada.


General

     CMC provides funds transfer services to casino customers through operations located in casinos. These services include wire transfers, cash advances on debit and credit cards and check cashing. Currently, CMC operates in five casinos, one in Las Vegas, two in Wisconsin, one in Louisiana and one in California and is actively pursuing arrangements to establish additional casino operations. In addition, CMC operates two locations not located within casinos. The funds transfer business, however, is highly competitive, and there can be no assurance that CMC will be successful in achieving its planned expansion.

     CMC offers wire transfers, debit and credit card cash advance services and check cashing services based upon the requirements of the host casino. Debit and credit card cash advance services are provided through a system which enables casino customers to use their MasterCard(R), VISA(R) or Discover(R) credit cards to obtain cash in the casino. The casino customer may initiate a request for a cash advance at CMC's service desk or at one of CMC's remote terminals located on the casino floor. The use of a remote terminal affords the casino customer privacy and the ability to determine whether the desired cash advance will be authorized by the customer's credit card company. The remote terminal also speeds the cash advance process by allowing multiple pre-authorizations to occur simultaneously and by enabling service desk personnel to handle more transactions.

     Check cashing services are provided at all of CMC's casino operations. When a casino customer requests check cashing at CMC's service desk, CMC conducts a check verification process using identification procedures and software licensed by CMC. Each transaction also provides additional data for CMC's customer database, which database is used in assessing the credit worthiness for the particular customer.

     CMC provides its services pursuant to one to two year agreements with the operators of the host casinos. Such agreements enable the casino operators to provide funds transfer services to their customers without assuming any credit risk. CMC believes that the efficient and confidential manner in which it provides its services makes CMC's services attractive to casino operators and their customers.


The Casino Gaming Market

     Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has recently been legalized in numerous states, including land-based casinos on Indian lands and elsewhere, and on riverboats and dockside casinos. Several additional jurisdictions are currently considering the authorization of casino gaming.

     The expansion of casino gaming has generated a corresponding demand for ancillary services, including funds transfer services in casinos. While some casino operators provide such services directly, most casinos rely on third parties to provide funds transfer services pursuant to contracts with the casino operator. CMC management believes that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. In some cases, however, the casino operator may view such services as a potential profit center separate from the gaming operations.

     CMC's business currently is concentrated in the casino gaming industry and its plan of operation contemplates that CMC's operations will continue to be focused on operations in casinos and other gaming locations. Accordingly, a decline in the popularity of gaming, a reduction in the rate of expansion of casino gaming, changes in laws or regulations affecting casinos and related operations, or other adverse changes in the gaming industry would have an adverse effect on CMC's operations.


Debit and Credit Card Advances

     CMC provides a system by which casino customers may use their MasterCard(R), VISA(R) or Discover(R) credit cards to obtain cash. In a typical credit card transaction, the amount of the cash advance together with a service fee is charged to the individual's MasterCard(R), VISA(R) or Discover(R) credit card account. Upon authorization of the transaction by either the bank who issued the card, the credit card company or a designated agent, CMC issues a draft to the customer who then cashes the draft at CMC's service desk in the casino. The casino customer may initiate a request for a cash advance at CMC's service desk or at one of CMC's remote terminals located on the casino floor. The use of a remote terminal serves several purposes. First, it affords the casino customer privacy. The remote terminal informs the casino customer whether the desired cash advance will be authorized, eliminating embarrassment if the request is not approved. Second, it speeds the process by allowing multiple pre-authorizations to occur simultaneously, thereby reducing any bottleneck of customers at the service desk.

     For debit and credit card advances, customers are currently charged a transaction fee equal to a percentage of the amount advanced, or a flat fee, whichever is greater. The fee is charged to the customer's card at the time of the advance. CMC pays a vendor a fee based on a percentage of the amount of the cash advance. The vendor then pays MasterCard, VISA and Discover. In some cases, such as when CMC must seek a manual or voice authorization or does not transmit its transactions electronically, the fee can be a higher percentage than otherwise would be charged. Any fee owed by CMC to MasterCard, VISA or Discover is deducted from the monthly settlement made by the card companies to CMC.


Check Cashing Services

     CMC currently provides check cashing services at each of its casino locations. A casino customer initiates a request for check cashing at CMC's service desk at the casino. CMC uses systems and software licensed by CMC to store and maintain data regarding all customer check cashing activity to aid in the check verification process. The system and software enable CMC's employees to perform the following functions: accept and store customer data, including names, addresses and other personal data; review recent transactions of existing customers; determine the collection risk in cashing a particular customer's check; add check cashing transactions for any customer in the database; add return item data for any customer in the database; add payment transactions for any customer in the database; and summarize the daily check cashing activity for transmittal to headquarters. The system and software permit information to be gathered and reported in an efficient and timely manner. CMC has designed and implemented a credit rating system which utilizes this customer database to determine whether a casino customer's check should be cashed.

     Fees for check cashing services are paid by the customer. Check cashing involves the risk that some cashed checks will be uncollectible because of insufficient funds, stop payment orders, closed accounts or fraud. This risk of collection is greater in new locations where the amount of data in CMC's database is smaller.

Wire Transfer Services

     CMC provides wire transfer services to casino customers through CMC operations located at casinos.



Competition

     CMC competes with a number of providers of funds transfer services in casinos, many of which have significantly greater financial resources than CMC. Competitors include Game Financial, Premier CashLink, Valley National Bank and First Interstate Bank of Nevada, which currently provide cash advance services in casinos and other gaming locations through automated teller machines ("ATMs") and other facilities located at casinos and other gaming establishments, and in hotels associated with casinos.

     CMC also competes with sponsors of ATM networks which place ATMs in casinos, and with major credit card companies and vendors of traveler's checks, which make cash available to holders of their credit cards and checks on a nationwide basis. ATMs offer several advantages in providing cash advances, including the following: speed, convenience, and minimal expense per transaction; limited supervision required by casino staff, and, with a personal identification number ("PIN"), access to most major credit cards, including VISA, MasterCard, American Express, Diners Club and Discover cards. Customers who utilize ATMs to obtain cash advances, however, must have and remember a PIN and are subject to limitations (typically $300) on the amount of cash which may be withdrawn in a day.

     CMC believes that the principal competitive factors in providing credit card cash advance and check cashing services are marketing efforts, pricing, reliability, convenience and speed in effecting transactions.


Government Regulation

     Many states require companies engaged in the business of providing cash advance services or transmitting funds to obtain a license from the appropriate state agency. In certain states, such as Wisconsin, such companies are required to post bonds or other collateral to secure their obligations to their customers in those states. State agencies have extensive discretion to deny or revoke licenses. CMC has obtained the necessary licenses and bonds to do business in the states where it currently operates and will be subject to similar and possibly more onerous licensing requirements if it expands its operations into other jurisdictions. While there can be no assurance that it will be able to do so, CMC anticipates that it will be able to obtain and maintain the licenses necessary for the conduct of its business.

Employees

     As of March 14, 1997, CRW had 82 full-time employees. The full-time employees consisted of 11 engaged in corporate management and administration and 71 in CMC operations.


ITEM 2.  PROPERTIES

     CRW leases an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. The lease commenced on December 15, 1996 and requires monthly base rent payments through December 15, 2001 of $23,478. CRW believes the lease to be at the prevailing commercial market rate. In 1996, CRW paid $11,739 in rent to 210 Mall Boulevard Associates. CRW also subleases a 22,000 square foot facility in King of Prussia, PA from HFS, Inc. and has subleased the facility to TLSP. HFS leases the facility from CRW Building Limited Partnership, a partnership controlled by Mr. O'Neill. Prior to subleasing the facility to TLSP, CRW paid approximately $365,000 in rent in 1996 under the sublease from HFS. In addition, CRW also leased office space in 1996 in Conshohocken, PA, from Lee Park Investors, L.P., a partnership controlled by Mr. O'Neill. The lease was assumed by NCOG on February 2, 1997. CRW paid approximately $46,000 in rent to Lee Park
Investors, L.P.

in 1996. The aggregate minimum rent due on all of the above leases through the end of their terms, net of commitments for payments under subleases is approximately $1.3 million.

ITEM 3. LEGAL PROCEEDINGS

     CRW is a party to a number of lawsuits incidental to the ordinary course of business of its Collection Division. NCOG did not assume any potential liability under such lawsuits in connection with NCOG's acquisition of the Collection Division's net assets in February 1997. The Company intends to vigorously defend all such actions and, in the current opinion of management, the ultimate resolution of such actions will not have a material adverse effect on the Company's business, financial condition or results of operations, although there can be no assurance that this will be the case.

     One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Piscitelli has made a claim against the Company for an unspecified amount of money damages in excess of jurisdictional limits based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. The Company believes that Mr. Piscitelli's claims have no merit and intends to vigorously defend this action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to and approved by a vote of the Company's stockholders, following the solicitation of stockholder proxies by the Board of Directors, at the 1996 Annual Meeting of Stockholders of the Company held on October 3, 1996. The Board of Directors fixed the close of business on August 5, 1996 as the record date for determining the stockholders entitled to notice of and to vote at the Meeting and any adjournment thereof. Stockholders voted their shares as indicated below. Holders of Preferred Stock did not have voting rights with respect to Item 1 below. With respect to Items 2 and 4, the vote of holders of Common Stock and Preferred Stock was conducted together as an aggregate. Item 3 was approved by the affirmative vote of a majority of the shares of Common Stock and Preferred Stock present and entitled to vote, each voting separately as a class.

                                                                               Shares Voted
                                                                               ------------

                                                                   For            Against        Abstain
                                                                   ---            -------        -------
1.  The election of Robert N. Verratti as the Class I
     director of the Company for a three year term.              1,050,871          --            1,300

2.  The approval and adoption of the Company's
     Amended and Restated 1995 Stock Option Plan                   826,249         47,167         3,300

3. The amendment to the Company's Restated Certificate of Incorporation in order to increase the authorized common stock from 5,000,000 to 20,000,000 shares.

             a.  Common Stock                                      991,551         59,320         1,300
             b.  Preferred Stock                                   408,777              0             0
             c.  Aggregate                                       1,400,328          1,000           700


4.  The ratification of the appointment by the Board
     of Directors of Arthur Andersen LLP as the Company's
     independent certified public accountants                    1,459,248          1,000           700


                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock of CRW Financial, Inc. is quoted on the NASDAQ Small Cap Market under the symbol "CRWF". The following table sets forth, for the periods indicated, the range of high and low closing sale prices as reported on the NASDAQ Small Cap Market since the Common Stock commenced public trading on May 11, 1995.



===============================================================================
-------------------------------------------------------------------------------


                                                           High        Low
                                                           ----        ---
Fiscal 1995
   Second Quarter (commencing May 11, 1995)               $1.71       $0.98
   Third Quarter                                           1.71        1.08
   Fourth Quarter                                          3.42        1.38

Fiscal 1996
   First Quarter                                           2.80        1.88
   Second Quarter                                         13.33        2.75
   Third Quarter                                          12.67        9.33
   Fourth Quarter                                         11.83        6.75

Fiscal 1997
   First Quarter (through March 28, 1997)                  9.38        6.25


===============================================================================


     As of March 22, 1997 there were 54 holders of record of the Common Stock of CRW. Because a substantial portion of the Company's Common Stock is held in street name, the Company believes that it has a significantly larger number of beneficial owners of its Common Stock.

     CRW has never paid a cash dividend on its Common Stock. Under CRW's loan agreement with its bank, CRW is prohibited from paying a cash dividend on its Common Stock without the consent of the bank. CRW currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividend on the Common Stock in the foreseeable future.

     On February 29, 1996, CRW sold an aggregate of 430,293 shares of its Series A Convertible Preferred Stock, without par value ("Preferred Stock"), and warrants (the "Warrants") to purchase 451,812 shares of common stock at an exercise price of $1.94 per share to an investor group consisting of several investment funds and certain individuals. The aggregate purchase price received by CRW for such securities was approximately $2.5 million.

In December, 1996, the Preferred Stock was converted pursuant to its terms into 1,290,879 shares of common stock. In January, 1997, the Warrants were exercised pursuant to a cashless exercise whereby the warrants were exchanged for 354,586 shares of common stock. The sale of such securities was conducted pursuant to an exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The historical consolidated financial statements of CRW have been deemed to be those of CCS, restated to reflect the classification of the Collection Business and CCI as discontinued operations. The selected historical consolidated financial information of CRW set forth in the tables below have been derived from the audited financial statements of CCS for the period from July 18, 1992 to December 31, 1992 and for the years ended December 31, 1993 and 1994 and from the audited financial statements of CRW for the years ended December 31, 1995 and 1996. The Company's CMC business did not have substantial operations prior to January 1, 1994, therefore, the Company did not have any revenues from continuing operations prior to that date. The following information should be read in conjunction with and is qualified in its entirety by reference to the historical consolidated financial statements and accompanying notes of CRW included elsewhere in this Form 10-K. See Notes 1, 2, 3 and 13 to CRW's historical consolidated financial statements.


                                                 Period
                                                 from
                                                 July 18,
                                                 1992 to               Year Ended December 31
                                                 December              ----------------------
                                                 31, 1992     1993         1994        1995       1996
                                                 --------     ----         ----        ----       ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of
 Operations Data:
Net revenues......................              $    --     $    --       $ 1,429    $ 2,949     $ 3,412
 Operating expenses, excluding
  non-cash and special charges....                  500       1,408         3,664      3,458       5,504

Special compensation charge.......                   --          --            --         --       1,319
Depreciation and
 Amortization.....................                   --          --            23         48         162
                                                -------     -------       -------     -------    -------
Operating loss from
 continuing operations............                 (500)     (1,408)       (2,258)      (557)      (3,573)
Other income......................                   --          --            --         --       1,136
Equity in earnings of TLSP .......                   --          --            --         --         774
Interest expense..................                 (530)       (697)         (263)      (655)       (825)
                                                -------     -------       -------     -------    -------
Loss from continuing operations
 before income tax benefit........               (1,030)     (2,105)       (2,521)    (1,212)     (2,488)

Income tax benefit................                 (333)       (730)         (622)        --        (855)
                                                -------     -------       -------     -------    -------
Loss from continuing
 operations.......................                 (697)     (1,375)       (1,899)    (1,212)     (1,633)
Income (loss) from
 discontinued operations and
 gain of $28,176 in 1995 from
 merger, net of tax...............                 (590)       (356)          104     29,275      (1,152)
                                                -------     -------       -------    -------     -------
Income (loss) before
 extraordinary item...............               (1,287)     (1,731)       (1,795)    28,063      (2,785)
Extraordinary loss on
 extinguishment of debt,
 net of tax benefit...............                   --      (1,467)           --         --      (1,132)
                                                -------     -------       -------    -------     -------

Net income (loss).................               (1,287)     (3,198)       (1,795)    28,063      (3,917)
Preferred dividends...............                   --         (82)         (210)        --          --
                                                -------     -------       -------    -------     -------

Net income (loss) applicable
 to common stockholders...........              $(1,287)    $(3,280)      $(2,005)   $28,063     ($3,917)
                                                =======     =======       =======    =======     =======

PRIMARY NET INCOME (LOSS) PER SHARE(1):

Continuing operations.............                                                    $(0.34)     $(0.43)
Discontinued operations and
 gain from merger..................                                                     8.30       (0.30)
Extraordinary item.................                                                       --       (0.30)
                                                                                     -------     -------
                                                                                       $7.96      $(1.03)
                                                                                     =======     =======
FULLY DILUTED NET INCOME (LOSS)
 PER SHARE(1):
  Continuing operations.............                                                  $(0.25)     $(0.43)
  Discontinued operations...........                                                    6.12       (0.30)
  Extraordinary item................                                                      --       (0.30)
                                                                                     -------     -------
                                                                                       $5.87      $(1.03)
                                                                                     =======     =======

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                1992       1993     1994      1995       1996
                                                ----       ----     ----      ----       ----
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Net assets of discontinued operations(2)...   $12,003   $13,909   $15,650   $ 9,146   $ 8,235
Total assets ..............................    13,428    13,909    16,727    11,332    67,945
Bank and subordinated debt ................    10,755      --       5,066     7,005     9,185
Stockholders' equity ......................       414    13,350    11,345     3,186    34,873

---------

(1) Per share information is not presented for 1992 through 1994 as such information is not meaningful due to the formation of CRW in May 1995.

(2) The net assets of discontinued operations represent the assets and liabilities of the Collection Division sold to NCOG and CCI's business acquired by HFS in the Merger. See Notes 2 and 13 to CRW's historical consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with the Selected Historical Financial Information and CRW's Financial Statements, including the notes thereto, included elsewhere herein.

General

CRW's operating results have been restated to reflect the classification of the collection business and CCI as discontinued operations. See Note 1 of the notes to the accompanying financial statements for a description of the basis of presentation.

Below is a summary of operating results for CRW and its Casino Money Centers, Inc. subsidiary:


                                                    Year Ended December 31,
                                          -------------------------------------

                                            1994         1995            1996
                                            ----         ----            ----

Net revenues.............................   $ 1,429      $2,949       $ 3,412
Operating expenses, excluding non-cash
 charges.................................     3,664       3,458         5,504
Special compensation charges.............        --          --         1,319
Depreciation and amortization............        23          48           162
                                            -------      ------       -------
Operating income (loss)..................   $(2,258)     $ (557)       $(3,573)
                                            =======      ======       =======

                                                      YEAR ENDED DECEMBER 31, 1996
                                                    ----------------------------------
                                                      Corporate      CMC       TOTAL
                                                      ---------      ---       -----

Net revenues......................................     $    --     $ 3,412    $ 3,412
Operating expenses, excluding non-cash charges....       2,292       3,212      5,504
Special compensation charge.......................       1,319          --      1,319
Depreciation and amortization.....................         112          50        162
                                                       -------     -------    -------
Operating income (loss)...........................     $(3,723)    $   150    $(3,573)
                                                       =======     =======    =======

                                                      YEAR ENDED DECEMBER 31, 1995
                                                    ----------------------------------
                                                      Corporate      CMC       TOTAL
                                                      ---------      ---       -----
Net revenues......................................     $    --     $ 2,949     $2,949
Operating expenses, excluding non-cash charges....       1,036       2,422      3,458
Depreciation and amortization.....................          22          26         48
                                                       -------     -------    -------
Operating income (loss)...........................     $(1,058)    $   501     $ (557)
                                                       =======     =======    =======


                                                      YEAR ENDED DECEMBER 31, 1994
                                                    ----------------------------------
                                                      Corporate      CMC       TOTAL
                                                      ---------      ---       -----
Net revenues......................................     $    --     $ 1,429    $ 1,429
Operating expenses, excluding non-cash charges....       2,541       1,123      3,664
Depreciation and amortization.....................          --          23         23
                                                       -------     -------    -------
Operating income (loss)...........................     $(2,541)    $   283    $(2,258)
                                                       =======     =======    =======


Years Ended December 31, 1996 and 1995

Net Revenues

     CMC's revenues increased $463,000 (16%) to $3,412,000 in 1996 from $2,949,000 in 1995 due to the opening of a new facility at the Northstar Casino in December 1995.

Operating Expenses

     The Company's operating expenses increased $3,479,000 (99%) to $6,985,000 in 1996 from $3,506,000 in 1995. CMC's operating expenses increased $814,000 (33%) to $3,262,000 from $2,448,000 in 1995 due to the opening of the Northstar facility in December 1995 and higher sales and administrative expenses which were incurred in order to help facilitate CMC's growth. Corporate's operating expenses increased $2,665,000 to $3,723,000 from $1,058,000 in 1995 due to special compensation charges of $1,319,000 and payroll costs, professional fees, travel and other expenses related to the formation and development of TLSP. The special compensation charges included the accrual of $690,000 of severance pay for certain employment contracts related to the collection business and a $629,000 charge for the TLSP management warrants described in Note 5 to the accompanying financial statements.

Other Income

     Other income was 1,136,000 in 1996 compared to zero in 1995 due to a gain of $1,136,000 recognized in September 1996 from the exercise of certain of the lender warrants described in Note 7 to the accompanying financial statements. The exercise of the lender warrants resulted in the sale by CRW of 785,000 shares of TLSP common stock for $1,177,000 in cash.

Equity in Earnings of TLSP

     Equity in earnings of TLSP was $774,000 in 1996 compared to zero in 1995 due to the formation and initial public offering of TLSP in 1996 described in
Note 5 to the accompanying financial statements.

 Interest Expense

     Interest expense was $825,000 in 1996 compared to $655,000 in 1995 primarily due to higher borrowings made in 1996 to fund CRW's $2.1 million investment in TLSP.

 Income Tax Benefit

     The income tax benefit of $855,000 in 1996 represents the future Federal income tax benefit of the Company's operating loss. No income tax benefit was recorded in 1995.

Years Ended December 31, 1995 and 1994

 Net Revenues

     CMC's revenues increased $1,520,000 (106%) to $2,949,000 in 1995 from
$1,429,000 in 1994 due to a full year of operations in 1995 at the Oneida Casino in Green Bay, WI compared to only six months of operations in 1994.

Operating Expenses

     The Company's operating expenses decreased $181,000 (5%) to $3,506,000 in 1995 from $3,687,000 in 1994. CMC's operating expenses increased $1,302,000 (114%) to $2,448,000 from $1,146,000 in 1994 due to the opening of the Oneida Casino operation in 1995 and higher sales and administrative expenses which were incurred in order to help facilitate CMC's growth. Corporate's operating expenses decreased $1,483,000 to $1,058,000 from $2,541,000 due to the elimination of professional fees, payroll, travel and other expenses of CCS employees eliminated in connection with the May, 1995 merger of CCS and HFS.

Interest Expense

     Interest expense was $655,000 in 1995 compared to $263,000 in 1994 due to higher borrowings in 1995 to refinance debt and increase working capital.

 Income Taxes

     No income tax benefit was recorded in 1995 compared to a $622,000 income tax benefit in 1994. The income tax benefit for 1994 reflects the future income tax benefit of the Company's operating loss.

 Discontinued Operations

     Below is a summary of operating results for the discontinued operations of the collection business and CCI:

                                                Year Ended December 31,
                                                -----------------------
                                           1994          1995          1996
                                           ----          ----          ----
                                                   (in thousands)
Net revenues ........................    $ 34,035      $ 32,073      $ 27,432
Operating expenses ..................      33,669        30,738        29,329
                                         --------      --------      --------
Operating income (loss) .............         366         1,335        (1,897)
Other expenses ......................         200          --               9
Income taxes (benefit) ..............          62           236          (754)
                                         --------      --------      --------
Net income (loss) ...................    $    104      $  1,099      $ (1,152)
                                         ========      ========      ========

Years Ended December 31, 1996 and 1995

Net Revenues

     Net revenues decreased $4,641,000 (14%) to $27,432,000 in 1996 from
$32,073,000 in 1995 due to a $3,331,000 decrease in CCI's revenues due to the sale of CCI to HFS in the May 1995 merger, a $512,000 decrease in revenues from the collection business' largest customer, a decrease in revenues from several of the collection business' larger customers, including Bell South and the New Jersey Department of Motor Vehicles, partially offset by $1,510,000 of revenues generated in 1996 from the market research division which began operations in January 1996 and ceased operations in August 1996.

Operating Expenses

     Operating expenses decreased $1,409,000 (5%) to $29,329,000 in 1996 from $30,738,000 in 1995 due to the 14% decrease in revenues and a $169,000 decrease in depreciation and amortization. The operating expenses in 1996 decreased only 7% as compared to a the 14% decrease in revenues due to the high level of fixed costs incurred by the collection business.

Income Taxes (Benefit)

     Income taxes (benefit) of $(754,000) in 1996 and $236,000 in 1995 represents an effective tax rate of approximately 40% for the future tax liability (benefit) of the collection business operating income and losses.

Years Ended December 31, 1995 and 1994

Net Revenues

     Net revenues decreased $1,962,000 (6%) to $32,073,000 in 1995 from
$34,035,000 in 1994 due to a $4,547,000 decrease in CCI's revenues due to the sale of CCI to HFS in the May 1995 merger, partially offset by a $2,585,000 increase in collection revenues. The increase in collection revenues was primarily due to the Company's June 1994 acquisition of Kaplan and Kaplan, Inc.

Operating Expenses

     Operating expenses decreased $2,931,000 (9%) to $30,738,000 in 1995 from $33,669,000 in 1994 primarily due to the 6% decrease in revenues.

Income Taxes

     Income taxes of $236,000 in 1995 and $62,000 in 1994 represents an effective tax rate of approximately 40% in 1995 and 37% in 1994 for the future tax liability for CCI and collection business operating income.

Inflation

     Inflation has not had a significant impact on CRW's operations to date.

Liquidity and Capital Resources

     During the year ended December 31, 1996, net cash used in operating activities was $2,303,000 compared to $903,000 of net cash provided by operations for the year ended December 31, 1995. The increase in net cash used in operating activities was primarily due to the increased operating loss.

     Net cash used in investing activities in 1996 was $2,488,000 and consisted of a $2,110,000 investment in TLSP, $132,000 of capital expenditures and $246,000 of capital expenditures for discontinued operations.

     Net cash provided by financing activities in 1996 was $5,475,000 and consisted of $2,500,000 of proceeds from a bank loan, $2,345,000 of proceeds from the sale of preferred stock, $318,000 of payments on long-term debt and $1,128,000 of proceeds from the exercise of stock options, partially offset by $190,000 of cash used for financing activities of discontinued operations.

     CRW has a $7.5 million revolving line of credit from a bank which is due on August 31, 1997. Total outstanding borrowings under the revolving credit loan as of March 28, 1997 was $6.5 million. The Company plans to repay the revolving credit loan with proceeds from sale of its NCOG Common Stock. If the Company is unable to sell its NCOG common stock, or the proceeds from the sale of such stock is not sufficient to repay the revolving line of credit, CRW plans to extend the expiration date of its revolving line of credit or refinance it with proceeds from a new loan. CRW believes that its cash on hand, cash to be generated from the sale of NCOG common stock and available borrowings under the revolving line of credit or from proceeds of debt collateralized by its NCOG and/or TLSP common stock are adequate to meet its needs through December 31, 1997.

Net Operating Loss Carryforward

     CRW has a June 30 fiscal year end. As of June 30, 1996, CRW had available approximately $3,500,000 of net operating loss carryforwards. As of December 31, 1996, CRW had accumulated an additional loss carryforward of approximately $3,300,000. The net operating loss carryforwards will be used to offset the Company's gain on the sale of its collection business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 will be contained in the Company's definitive proxy statement for the 1997 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1997, and is hereby incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 will be contained in the Company's definitive proxy statement for the 1997 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1997, and is hereby incorporated by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be contained in the Company's definitive proxy statement for the 1997 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1997, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be contained in the Company's definitive proxy statement for the 1996 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1997, and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Attached hereto and filed as part of this report are the financial statement schedules and exhibits listed below:

     1. FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Public Accountants
        Consolidated Balance Sheets - December 31, 1995 and 1996
        Consolidated Statements of Operations - For the Years ended
          December 31, 1994, 1995 and 1996 Consolidated Statements of Stockholders' Equity - For the Years ended December 31, 1994,
          1995 and 1996.
        Consolidated Statements of Cash Flows - For the Years ended December 31,
          1994, 1995 and 1996.
        Notes to Consolidated Financial Statements

     2. EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

     3.1  Restated Certificate of Incorporation of the Registrant (3)

     3.2  Amendment to Restated Certificate of Incorporation of the
          Registrant (1)

     3.3  Amended Bylaws of the Registrant (2)

     4.1 Loan and Security Agreement dated May 11, 1995 between Mellon Bank, N.A. ("Mellon") and the Registrant (2)

     4.2 Amendment to Loan and Security Agreement dated September 12, 1995 between Mellon and the Registrant (1)

     4.3 Second Amendment to Loan and Security Agreement dated September 19, 1996 between Mellon and the Registrant (1)

     4.4 Third Amendment to Loan and Security Agreement dated December 30, 1996 between Mellon and the Registrant (1)

     4.5 Fourth Amendment to Loan and Security Agreement dated February 4, 1997 between Mellon and the Registrant (1)

     4.6 Fifth Amendment to Loan and Security Agreement dated March 29, 1997 between Mellon and the Registrant (1)

     4.7 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the "Preferred Stock") of the Registrant (5)

     4.8  Specimen of Series A Convertible Preferred Stock Certificate (5)

     4.9  Form of Warrant issued in connection with Preferred Stock (5)

     4.10 Term Loan Note and Addendum dated November 1, 1995 executed by the Registrant in favor of J. Brian O'Neill and Miriam P. O'Neill (1)

     10.1 Agreement of Lease dated as of July, 1994, between CRW Building Limited Partnership and Casino and Credit Services, Inc. ("CCS") (3)

     10.2 Sublease Agreement dated May 10, 1995 between CCS and the
          Registrant (2)

     10.3 Sublease Agreement between TeleSpectrum Worldwide Inc. and the Registrant (1)

     10.4 Lease Agreement dated July 1, 1996 between the Registrant and Lee Park Investors, L.P. (1)

     10.5 Lease Agreement dated December 5, 1996 between the Registrant and 210 Mall Boulevard Associates (1)

     10.6 Employment Agreement dated May 11, 1995 between J. Brian O'Neill and the Registrant (2)

     10.7 Employment Agreement dated May 11, 1995 between Jonathan P. Robinson and the Registrant (2)

     10.8 Amended and Restated 1995 Stock Option Plan of the Registrant (4)

     10.9 Securities Purchase Agreement dated February 29, 1996 between the Registrant and certain purchasers defined therein (5)

     10.10 Asset Acquisition Agreement dated February 2, 1997 among the Registrant, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF Acquisition, Inc. and K & K Acquisition, Inc. (6)

     21   Subsidiaries of the Registrant (1)

     23   Consent of Arthur Andersen LLP (1)

     (b) CRW filed a Form 8-K with the Securities and Exchange Commission in October 1996 pertaining to Item 5 of such form.



-----------

     (1)  Filed with this Annual Report on Form 10-K.

     (2) Filed as an Exhibit to the Registration Statement on Form S-1 (No. 33-62700) and incorporated herein by reference.

     (3) Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 and incorporated herein by reference.

     (4) Filed as an Exhibit to CRW's definitive proxy statement for its 1996 Annual Meeting of Stockholders and incorporated herein by reference.

     (5) Filed as an Exhibit to CRW's Form 8-K dated February 29, 1996 and incorporated herein by reference.

     (6) Filed as an Exhibit to CRW's Form 8-K dated February 2, 1997 and incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Public Accountants                                   F-2


Consolidated Balance Sheets -- December 31, 1995 and 1996                  F-3


Consolidated Statements of Operations -- For the Years
     ended December 31, 1994, 1995 and 1996                                F-4


Consolidated Statements of Stockholders' Equity--
     For the Years ended December 31, 1994, 1995 and 1996                  F-5


Consolidated Statements of Cash Flows--
     For the Years ended December 31, 1994, 1995 and 1996                  F-6


Notes to Consolidated Financial Statements                                 F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CRW Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of CRW Financial, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRW Financial, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                         ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    March 14, 1997

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                        1995       1996
                                                                        ----       ----
                                                                       (In Thousands --
                                                                     Except Share Amounts)
                               ASSETS
CURRENT ASSETS:
   Cash ....................................................         $    764    $  1,448
   Net assets of discontinued operation  (Notes 2 and 13) ..            9,146       8,235
   Other current assets ....................................              262         319
                                                                     --------    --------
       Total current assets ................................           10,172      10,002
PROPERTY AND EQUIPMENT, net ................................               79         143
INTANGIBLE ASSETS, net .....................................              569         475
INVESTMENT IN TELESPECTRUM WORLDWIDE INC ...................             --        54,655
DEFERRED INCOME TAX ASSET ..................................              403       2,586
OTHER ASSETS ...............................................              109          84
                                                                     --------    --------
                                                                     $ 11,332    $ 67,945
                                                                     ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit ................................            1,000       8,500
   Current portion of long-term debt .......................              321         353
   Accounts payable ........................................              164         340
   Accrued expenses ........................................              977       1,489
                                                                     --------    --------
      Total current liabilities ............................            2,462      10,682
                                                                     --------    --------
LONG-TERM DEBT .............................................            5,684         332
                                                                     --------    --------
OTHER LONG-TERM LIABILITIES ................................             --           160
                                                                     --------    --------
DEFERRED  INCOME  TAXES ....................................             --        21,898
                                                                     --------    --------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
   Preferred Stock, no par value, 500,000 shares authorized,
       no shares issued and outstanding.....................             --          --
                                                                     --------    --------
   Common Stock, $.01 par value, 20,000,000 shares
      authorized 3,370,632 and 5,366,442 shares issued
      and outstanding, respectively ........................               34          54
   Additional paid-in capital ..............................            4,102      39,686
   Accumulated deficit .....................................             (950)     (4,867)
                                                                     --------    --------
       Total stockholders' equity ..........................            3,186      34,873
                                                                     --------    --------
                                                                     $ 11,332    $ 67,945
                                                                     ========    ========

        The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                            1994          1995           1996
                                                                            ----          ----           ----
                                                                          (In Thousands - Except Share Amounts)

NET REVENUES ..................................................        $  1,429         $  2,949         $  3,412
                                                                       --------         --------         --------
OPERATING EXPENSES:
       Compensation ...........................................           1,770            1,650            2,986
       Special compensation charges ...........................            --               --              1,319
       Other operating costs ..................................           1,894            1,808            2,518
       Depreciation and amortization ..........................              23               48              162
                                                                       ========         ========         ========
         Operating  income (loss) .............................          (2,258)            (557)          (3,573)
    INTEREST EXPENSE ..........................................            (263)            (655)            (825)
    EQUITY IN EARNINGS OF TELESPECTRUM WORLDWIDE INC...........            --               --                774
    OTHER INCOME (Note 5) .....................................            --               --              1,136
                                                                       --------         --------         --------


LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT......          (2,521)          (1,212)          (2,488)
    INCOME TAX BENEFIT ........................................            (622)            --               (855)
                                                                       --------         --------         --------
LOSS FROM CONTINUING OPERATIONS ...............................          (1,899)          (1,212)          (1,633)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes
   (benefit) of $62, $236 and $(754)  (Note 13) ...............             104            1,099           (1,152)

    GAIN ON MERGER OF CCS AND HFS, (Note 3) ...................            --             28,176             --
                                                                       --------         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......................          (1,795)          28,063           (2,785)
    EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT ..............            --               --             (1,132)
                                                                       --------         --------         --------
NET INCOME (LOSS) .............................................          (1,795)          28,063           (3,917)
    PREFERRED DIVIDENDS .......................................            (210)            --               --
                                                                       --------         --------         --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS ...........        $ (2,005)        $ 28,063         ($ 3,917)
                                                                       ========         ========         ========
PRIMARY NET INCOME (LOSS) PER COMMON SHARE:

   Continuing operations ......................................                         $  (0.34)        $  (0.43)
   Discontinued operations  and gain on merger ................                             8.30            (0.30)
   Extraordinary item .........................................                              --             (0.30)
                                                                                        --------         --------
                                                                                        $   7.96         $  (1.03)
                                                                                        ========         ========
FULLY DILUTED NET INCOME (LOSS)  PER COMMON SHARE:



   Continuing operations ......................................                         $  (0.25)        $  (0.43)
   Discontinued operations ....................................                             6.12            (0.30)
   Extraordinary item .........................................                              --             (0.30)
                                                                                        --------         --------
                                                                                        $   5.87         $  (1.03)
                                                                                        ========         ========

        The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                                   COMMON     ADDITIONAL                      TOTAL
                                         PREFERRED     COMMON       STOCK      PAID-IN     ACCUMULATED    STOCKHOLDERS'
       (In Thousands)                      STOCK       STOCK       WARRANTS    CAPITAL       DEFICIT         EQUITY
                                           -----       -----       --------    -------       -------         ------
BALANCE, DECEMBER 31, 1993 ....          $  3,000     $     34    $    273     $ 14,643     $ (4,600)      $ 13,350
Dividends Accrued on Preferred
Stock .........................              --           --          --           --           (210)          (210)
Net Loss ......................              --           --          --           --         (1,795)        (1,795)
                                         --------     --------    --------     --------     --------       --------
BALANCE, DECEMBER 31, 1994 ....             3,000           34         273       14,643       (6,605)        11,345

HFS Stock Received By CCS
Shareholders ..................              --           --          --        (14,821)     (22,408)       (37,229)
Cancellation of Stock Options .              --           --          --            715         --              715
Conversion of Preferred Stock .            (3,000)        --          (273)       3,273         --             --
Forfeiture of Accrued Dividends
 on Preferred Stock ...........              --           --          --            292         --              292
Net Income ....................              --           --          --           --         28,063         28,063
                                         --------     --------    --------     --------     --------       --------
BALANCE, DECEMBER 31, 1995 ....              --             34        --          4,102         (950)         3,186
Sale  of Preferred Stock ......             2,345         --          --           --           --            2,345
Conversion of Preferred Stock .            (2,345)          13        --          2,332         --             --
Net Loss ......................              --           --          --           --         (3,917)        (3,917)
Exercise of Stock Options and
Warrants ......................              --              7        --          1,121         --            1,128
Adjustment to Investment in
TeleSpectrum Worldwide Inc.
(Note 1) ......................              --           --          --         32,131         --           32,131
                                         --------     --------    --------     --------     --------       --------
BALANCE, DECEMBER 31, 1996 ....          $   --       $     54    $   --       $ 39,686     $ (4,867)      $ 34,873
                                         ========     ========    ========     ========     ========       ========

        The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 YEAR ENDED DECEMBER 31,
                                                                               1994      1995        1996
                                                                               ----      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (In Thousands)

Net income (loss)                                                          $ (1,795)   $ 28,063    $ (3,917)
Adjustments to reconcile net income (loss)  to net cash
Provided by (used in) operating activities-

   Deferred income taxes                                                       (560)       --        (1,609)
   Gain on merger                                                              --       (28,176)       --
 Non-cash special compensation charge                                          --          --           629

 Discontinued operations--noncash charges and working capital changes         2,828         297       1,260
 Equity in TLSP earnings                                                       --          --          (774)
 Extraordinary loss on extinguishment of debt                                  --          --         1,132
 Depreciation and amortization                                                   23         132         162
 (Increase) decrease in assets-
          Accounts receivable                                                   (57)       (204)        147
          Other assets                                                         --          (105)       (179)
Increase (decrease) in liabilities-
          Accounts payable                                                       24         158         174
          Accrued expenses and other liabilities                                210         738         672
                                                                           --------    --------    --------
              Net cash provided by (used in) operating activities               673         903      (2,303)
                                                                           --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in TeleSpectrum Worldwide Inc.                                --          --        (2,110)
      Cash paid for acquisitions                                               (300)        (25)       --
      Purchases of property and equipment                                       (41)        (64)       (132)
      Investing activities of discontinued operations                        (4,328)     (2,416)       (246)
                                                                           --------    --------    --------
              Net cash used in investing activities                          (4,669)     (2,505)     (2,488)
                                                                           --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt                               3,200       7,000        --
       Repayment of long-term debt                                             (245)     (3,104)       (318)
       Proceeds from (repayments of) line of credit                           1,800      (1,800)      2,500
       Payment of financing costs                                               (63)       (264)       --
       Proceeds from exercise of stock options                                 --          --         1,128
       Financing activities of discontinued operations                          (58)       (104)       (180)
       Sale of preferred stock                                                 --          --         2,345
                                                                           --------    --------    --------
              Net cash provided by financing activities                       4,634       1,728       5,475
                                                                           --------    --------    --------
NET INCREASE IN CASH                                                            638         126         684
CASH, BEGINNING OF PERIOD                                                      --           638         764
                                                                           --------    --------    --------
CASH, END OF PERIOD                                                        $    638    $    764    $  1,448
                                                                           ========    ========    ========

        The accompanying notes are an integral part of these statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1. Background:

     CRW Financial, Inc. ("CRW" or the "Company") was a subsidiary of Casino & Credit Services, Inc. ("CCS") prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS Shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.

     CRW founded TeleSpectrum Worldwide Inc. in April 1996. TeleSpectrum Worldwide Inc. ("TLSP") provides teleservices solutions to clients in the telecommunications, insurance, financial services, pharmaceuticals, and healthcare, consumer products and high technology industries. CRW formed TLSP in April 1996 to acquire several teleservices businesses in connection with an initial public offering of TLSP's common stock. CRW accounts for its investment in TLSP under the equity method of accounting. In 1996, CRW recorded a $32.1 million increase, net of deferred income taxes, to its investment in TLSP to reflect the increase in TLSP's equity due to its initial public offering of its common stock and other issuances of its common stock in connection with the acquisitions of certain businesses.

     In February, 1997, CRW sold the assets of its collection business (see Note
2). Accordingly, the accompanying financial statements have been restated to present the collection business as a discontinued operation. The continuing operations consist of the Company's Casino Money Centers, Inc. subsidiary and CRW's corporate mangement costs.

2. Sale of Collection Business

     On February 2, 1997, CRW sold the assets of its collection business to NCO Group, Inc. ("NCO") for $3.75 million in cash and 345,178 shares of NCO common stock and a warrant to purchase 250,000 shares of NCO common stock at $27.625 per share and the assumption of certain liabilities. The NCO common stock and warrant have been valued at $9,050,000. CRW will record an after-tax gain of approximately $2 million on the sale of the collection business. The gain will not result in the payment of any Federal income taxes as the Company has approximately $6.8 million of net operating loss carryforwards (see Note 8).

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996



3. Merger Agreement and Distribution of Certain Businesses:

     On November 1, 1994, CCS entered into a merger agreement (the "Merger Agreement") with Hospitality Franchise Systems, Inc. ("HFS") providing for, among other things, the merger of CCS into HFS ("the Merger"). The merger closed on May 11, 1995. Immediately prior to the Merger, each outstanding share of 7% Convertible Preferred Stock of CCS was converted to one share of CCS Common Stock and CCS contributed all of the assets and liabilities of its collection business and its stock in all of its subsidiaries other than CCI to a new subsidiary, CRW Financial, Inc. and distributed the stock of CRW to CCS stockholders in a transaction intended to be tax-free for federal income tax purposes to CCS, CRW and the stockholders of CCS. Each outstanding share of CCS Common Stock was then exchanged for .588 shares of HFS. In connection with the Merger and the Distribution, each CCS Stock Option outstanding was cancelled in exchange for .130 shares of HFS stock and three shares of CRW Common Stock for every five shares of CCS Common Stock subject to such CCS Stock Option. CRW has also agreed to indemnify HFS and CCS with respect to certain CCS losses, damages, claims and liabilities arising prior to the Merger and the Distribution. In connection with the merger, a gain was recorded as follows (in thousands):

              Consideration paid by HFS in the merger          $37,229
              Compensation expense for stock options
                cancelled in merger                               (715)
              Carrying value of net assets of
                discontinued operations                         (6,968)
              Transaction costs                                 (1,070)
              Purchase price adjustment                           (300)
                                                               -------
                                                               $28,176
                                                               =======




4. Summary of Significant Accounting Policies:

Principles of Consolidation

     The consolidated financial statements include the accounts of CRW and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996


Property and Equipment

     Property and equipment are stated at cost. CRW provides for depreciation on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over the lease term. Property and equipment, for continuing operations, consist of the following (in thousands):


                                                          DECEMBER 31,
                                                     ---------------------
                                                     1995             1996
                                                     -----           -----
Office Equipment                                     $  85           $ 154
Furniture and Fixtures                                  --              16
Leasehold improvements                                  --              12
                                                     -----           -----
                                                        85             182
Less-Accumulated depreciation                           (6)            (39)
                                                     -----           -----
                                                     $  79           $ 143
                                                     =====           =====

Intangible Assets

                                                          DECEMBER 31,
                                                          ------------
                                                LIFE          1995       1996
                                                ----          ----       ----
                                                        (In Thousands)
Goodwill, net of accumulated
 amortization of $43 and $70
 in 1995 and 1996,
 respectively                                 15 years        $355       $328

Deferred financing costs, net of
 accumulated amortization of
 $129 and $223 in 1995 and 1996,
 respectively                                  3 years         214        147
                                                              ----       ----
                                                              $569       $475
                                                              ====       ====

     The Company determines impairments to goodwill and other intangibles based upon management's estimates of undiscounted future cash flows over the remaining useful life of the intangible asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the related intangible asset, the intangible asset is written down to the amount of the estimated discounted cash flows. No such write-downs of intangible assets were made in 1994, 1995 or 1996.

Income Taxes


     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS No.
109). Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996


Statement of Cash Flows

     For the years ended December 31, 1994,1995 and 1996 the Company paid interest expense of $263,000, $692,000 and $791,000, respectively. The Company did not pay any income taxes for the years ended December 31, 1994, 1995 and 1996.


     The following table lists noncash assets that were acquired and liabilities which were assumed as a result of the acquisitions discussed in Note 6:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                        (In Thousands)

                                                     1994          1995
                                                     ----          ----
Noncash assets:
Goodwill                                              $300           $25
Net assets acquired by discontinued operation        2,515            --
                                                    ------          ----
                   Net cash investing activity      $2,815           $25
                                                    ======          ====

Stock Split

     On October 3, 1996, the Company declared a three-for-one stock split payable on October 24, 1996 to all holders of record on October 14, 1996. All amounts and per share amounts in the accompanying financial statements have been retroactively restated to reflect this stock split as if it occurred on December 31, 1993.

Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed using the weighted average number of shares of CRW Common Stock and CRW Common Stock equivalents outstanding during the period. If the inclusion of CRW common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the calculation. The weighted average number of shares outstanding in 1995 and 1996 for purposes of computing primary net income (loss) per common share was 3,526,794 and 3,793,846 and was 4,780,485 and 3,793,846, for purposes of calculating fully diluted net income (loss) per share. Net loss per common share has not been presented for 1994 as such presentation is not meaningful due to the formation of CRW in May 1995 (see Note 3).


Reclassifications

     Certain amounts in the 1994 and 1995 financial statements and notes have been reclassified to conform with the 1996 presentation.

5. Investment in TLSP:

     On April 29, 1996 CRW formed a wholly owned subsidiary, TeleSpectrum Worldwide Inc. ("TLSP"). TLSP entered into asset purchase agreements to acquire six teleservices business contingent upon an initial public offering of its common stock. CRW made a $2,100,000 capital contribution to TLSP on May 23, 1996 (Note 7). On May 23, 1996, in connection with the acquisitions and initial public offering, CRW issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase 839,108 shares of TLSP stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a special non-cash compensation charge of $629,000 on May 23, 1996.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996

     In September, 1996, certain subordinated lenders described in Note 7 exercised warrants to purchase 784,997 shares of TLSP stock from CRW at $1.50 per share. As a result, the Company received cash proceeds of $1,177,000 and recorded a gain on the sale of $1,136,000. After these exercises, CRW owned 7,725,140 shares of TLSP common stock. If all of the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $2,345,000 of cash and would then own 6,162,130 shares of TLSP.

     As of December 31, 1996, CRW has an investment in TLSP that is accounted for on the equity method. The net investment balance at December 31, 1996 is $54,655,000.

     The condensed results of operations for the period from April 1996 (Inception) to December 31, 1996 and financial position as of December 31, 1996 of TLSP, is as follows (in thousands):


Condensed Statement of Operations Information:
Revenue                                              $ 61,474
Operating Income                                        5,516
Net Income                                              3,650

Condensed Balance Sheet Information:
Current Assets                                       $ 66,721
Non-Current Assets                                    232,334
Current Liabilities                                    48,445
Non-Current Liabilities                                10,099
Stockholders' Equity                                  240,511

     The Company's share of undistributed net income was $774,000 in 1996, which is net of approximately $622,000 of related expenses incurred by the Company in the formation of TLSP.

6. Acquisitions:

     In February 1994, the Company acquired certain assets of Strip Check Cashing Services, Inc. ("SCC") for $300,000 in cash. SCC provides check cashing services in Las Vegas, Nevada. In August 1995, CMC purchased the assets of All Check Cashing, Inc. for $25,000 in cash and a $50,000 promissory note. The note bears interest at 9% and is due in twenty-nine monthly installments of $1,925.

     The above acquisitions were accounted for using the purchase method of accounting. The excess of the consideration paid for the acquisitions over the fair market value of the assets purchased and liabilities assumed was approximately $398,000 and was recorded as goodwill which is being amortized over 15 years.

7. Debt:


                                                         December 31,
                                                         ------------
                                                      1995         1996
                                                      ----         ----
                                                        (In Thousands)
Revolving line of credit with bank                   $6,000       $8,500
Convertible subordinated note to stockholder            962          664
Note payable to All Check Cashing (see Note 5)           43           21
                                                         --           --
                                                      7,005        9,185
Less-Current portion                                 (1,321)      (8,853)
                                                     -------      -------
                                                     $5,684         $332



     In connection with the Merger and the Distribution discussed in Note 1, CRW assumed certain bank debt of CCS and refinanced it with proceeds from a $6,000,000 three-year revolving line of credit which bears interest at the bank's prime rate plus 1 1/2 %. Proceeds from the line of credit were used to repay all of CCS's bank debt and to provide additional working capital. During 1996, available borrowings under the line of credit were increased to $8,500,000 and the expiration date of the line was changed to December 31, 1997. In connection with the February 2, 1997 sale of CRW's collection business, CRW repaid $2,000,000 of the line of credit, available borrowings were reduced to $7,500,000 and the expiration date of the line of credit was changed to August 31, 1997. The Company is required to repay the line of credit with proceeds from the sale of its NCO common stock. In connection with the line of credit, CRW has issued to the bank warrants to purchase an aggregate of 325,554 shares of its Common Stock at an average exercise price of $1.13 per share. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company, including its investments in TLSP and NCO.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996


     In November, 1995, the Company issued a $1,000,000 convertible subordinated note to J. Brian O'Neill, the Company's CEO. The note bears interest at 12.5% and requires 36 monthly payments of $33,454. The remaining principal balance due under the note as of December 31, 1996 is convertible into 428,400 shares of CRW Common Stock. In addition, the note contains a provision which allows Mr. O'Neill to repay to CRW principal payments made by CRW under the note during the previous 24 months and convert such repayments into CRW common stock. As of December 31, 1996, Mr. O'Neill had the right to repay CRW $303,000 and convert such amount into approximately 185,000 shares of CRW common stock. Proceeds from the loan were used for capital expenditures and to increase working capital. Principal payments of $336,000 and $328,000 are due under the note in 1997 and 1998, respectively.

     On May 23, 1996, CRW issued $2,100,000 of subordinated notes to certain directors, shareholders and employees. The subordinated notes were repaid in September 1996 with proceeds from the bank line. Proceeds from the subordinated notes were used to capitalize TLSP (see Note 5). In connection with the subordinated notes, CRW issued warrants ("lender warrants") to the subordinated lenders and to CRW's bank to purchase 1,433,454 and 74,445 shares of TLSP common stock, respectively, from CRW for $1.50 per share. The Company obtained an appraisal which indicated that the lender warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the debt was discounted $1,131,000 to reflect the value of the lender warrants. The repayment of the subordinated debt in September 1996 resulted in an extraordinary loss of $1,131,000.

8. Income Taxes:

     The net income tax provision (benefit) consists of the following:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1994       1995       1996
                                                ----       ----       ----
                                                       (In Thousands)
Income taxes (benefit) from:
     Continuing operations                     $(622)     $  --     $ (855)
     Discontinued operation                       62        236       (754)
                                                 ---        ---       -----
       Net income taxes (benefit)              $(560)      $236     $(1,609)
                                               =====       ====     =======


     The net income tax benefit in 1994 and 1996 has been allocated to continuing operations and the discontinued operation by applying CRW's effective income tax rate to loss from continuing operations and income from the discontinued operation. The net income tax benefits relate to operating losses incurred during the periods. The tax benefits result from the reduction of the deferred tax liabilities. No deferred state tax benefit has been recorded.


     The statutory federal income tax rate is different from the effective income tax rate as indicated below:



                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1994      1995        1996
                                                   ----      ----        ----
Statutory federal income tax rate (benefit)      (34.0)%    (34.0)%     (34.0)%
Non-deductible expenses                            0.5         --        17.3
Operating losses not tax benefited                 9.7       34.0          --
Reduction of deferred tax asset
valuation allowance                                 --         --       (17.7)
                                                  ------    ------      ------
                                                 (23.8)%       -- %     (34.4)%
                                                 =======     =====      =======

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996




     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of tax laws. The net deferred tax asset related to continuing operations is comprised of the following:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                1995               1996
                                                ----               ----
                                                     (In Thousands)
Non-current deferred taxes related to
 continuing operations:
  Gross assets                                $ 965             $  2,586
  Gross liabilities                              --              (21,898)
                                              -----             --------
                                                965              (19,312)
   Deferred tax asset
    valuation allowance                        (562)                  --
                                              -----             --------
Net deferred taxes related to
 continuing operations                        $ 403             $(19,312)
                                              =====             ========


     The Company did not have a valuation allowance against deferred tax assets at December 31, 1996, as it believes it is more likely than not that the deferred tax assets will be realized.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities related to continuing operations are as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                                     (In Thousands)
                                               1995                  1996
                                               ----                  ----
Depreciation                                  $ 200                $    17
Net Operating loss carryforwards                662                  2,333
Investment in TLSP                               --               ( 21,898)

Accruals and reserves                           103                    236
                                              -----               --------
                                                965               ( 19,312)
 Deferred tax asset valuation allowance        (562)                    --
                                              -----               --------
 Net deferred tax asset (liability)           $ 403               ($19,312)
                                              =====               ========

     CRW has a June 30 fiscal year-end. As of June 30, 1996, CRW had a net operating loss carryforward of approximately $3,500,000. As of December 31, 1996, CRW has an additional loss carryforward of approximately $3,300,000 which will be included in the Company's June 30, 1997 tax return.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996

9. Stockholders' Equity:

     On February 29, 1996, CRW sold $2.5 million of its Series A Convertible Preferred Stock (the "Preferred Stock") to an investor group consisting of several investment funds and certain individuals. In addition, the investor group received warrants to purchase 451,812 shares of CRW Common Stock at an exercise price of $1.94 per share. In December 1996 the Preferred Stock was converted into 1,290,879 shares of Common Stock. In January, 1997, the warrants were exercised pursuant to a cashless exercise whereby the warrants were exchanged for 354,586 shares of CRW common stock. In connection with the sale of the Preferred Stock, the Company's Chief Executive Officer, J. Brian O'Neill, entered into a put agreement which provided the investor group with the right to require Mr. O'Neill to purchase their Preferred Stock at a price of $3.87 per share on March 1, 1999. In connection with the put agreement, the Company granted Mr. O'Neill a warrant to purchase 300,000 shares of CRW common stock at an exercise price of $1.94 per share. The warrant expires on August 31, 1999.

10. Commitments and Contingencies:

     CRW has noncancelable related-party leases discussed in Note 11, for its office facilities, automobiles and certain office equipment. Rent expense under leases related to continuing operations leases was zero in 1994 and $420,000 in 1995 and $378,000 in 1996. The future minimum lease payments under leases related to continuing operations at December 31, 1996, net of sublease commitments is as follows (in thousands):

              1997                    $149
              1998                     288
              1999                     288
              2000                     288
              2001                     289
                                    ------
                                    $1,302
                                    ======

     CRW has contracts with certain of its employees that provide for minimum salaries of approximately $490,000 in 1997, and $183,333 in 1998.

     CRW is a party to a number of lawsuits incidental to the ordinary course of business of its Collection Division. NCOG did not assume any potential liability under such lawsuits in connection with NCOG's acquisition of the Collection Division's net assets in February 1997. The Company intends to vigorously defend all such actions and, in the current opinion of management, the ultimate resolution of such actions will not have a material adverse effect on the Company's business, financial condition or results of operations. The actual results of these claims, however, could be materially different.

     One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Piscitelli has made a claim against the Company for an unspecified amount of money damages in excess of jurisdictional limits based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. The Company believes that Mr. Piscitelli's claims have no merit and intends to vigorously defend this action.

11. Related Party Transactions:

     CRW leases an aggregate of 13,000 square feet from 210 Mall Boulevard Associates, a partnership controlled by Mr. O'Neill. The lease requires monthly payments of $23,478 through December, 2001. NCO has subleased this facility through July 31, 1997. CRW plans to sublease this facility again in August 1997. CRW leases an aggregate of 22,000 square feet in King of Prussia, Pennsylvania from CRW Building Limited Partnership, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. The lease commenced on April 1, 1995 and requires monthly base rent payments through April 1, 2005 of $28,875. CRW believes the lease to be at the prevailing commercial market rate. CRW has subleased this facility to TeleSpectrum Worldwide Inc.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996

In 1996, CRW paid approximately $365,000 in rent under this lease. The aggregate minimum rent due on those leases, net of sublease commitments through the end of their terms, is $1,252,000. In addition, CRW leased space from Lee Park Investors, L.P., a partnership controlled by Mr. O'Neill and paid rent of $46,000 in 1996.

    12. Stock Option Plan:

     The Company established the CRW 1995 Stock Option Plan (the "Plan") for its employees, directors and certain other individuals. The Company may grant either non-qualified or incentive stock options under the Plan. An aggregate of 3,000,000 shares of Common Stock have been reserved for the Plan. A committee of the Board of Directors administers the Plan and determines the terms of the option grants. Options vest as determined by the Board and expire no later than 10 years from the date of grant. Each option entitles the holder to purchase one share of Common Stock at the indicated exercise price. As of December 31, 1996, options to acquire 1,965,000 shares had been granted at exercise prices ranging from $0.97 to $10.00 per share. All of the options outstanding are exercisable.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the CRW 1995 Stock Option Plan. All options granted under the plan have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation cost for the Plan been determined consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income (loss) and income (loss) per share would have been approximately ($4,560,000) and $27,722,000, or ($0.93) per share and $8.59 per share, for 1996 and 1995, respectively. The pro forma effect for 1996 and 1995 is not representative of the pro forma effect on earnings in future years since it does not take into consideration the pro forma compensation expense related to grants made prior to 1995. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 5.23% in 1996 and 6.39% in 1995, and an expected life of 3 years. The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $1.54 and $0.97 per share, respectively. The weighted average remaining contractual life of the outstanding stock options at December 31, 1996 was seven years.

     The following table summarizes the aggregate option activity under the plan:

                                                                   Weighted
                                                                    Average
                                                                 Exercise Price
                            Activity         Exercise Price        Per Share
                            --------         --------------        ---------
Balance outstanding,
   January 1, 1995                --                   --             --
    Granted                    825,000       $0.97 - $1.27           $0.99
    Exercised                     --                   --             --
    Canceled                      --                   --             --
                            ----------       --------------          -----

Balance outstanding,
   December 31, 1995           825,000       $0.97 - $1.27           $0.99

    Granted                  1,140,000       $1.94 - $10.00          $3.37
    Exercised                 (482,475)      $0.97 - $7.92           $1.89
    Canceled                      --                   --             --
                            ----------       --------------          -----

Balance outstanding,
   December 31, 1996         1,482,525       $0.97 - $10.00          $2.50
                            ==========       ==============          =====

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996


     Options to purchase 1,482,525 and 825,000 shares of Common Stock were exercisable at an average exercise price of $2.50 and $0.99 at December 31, 1996 and 1995, respectively. At December 31, 1996, 1,035,000 shares were available for future grants under the Plan.

     During 1996 and 1995, the Company received proceeds of $1,060,000 and zero, respectively, from the exercise of stock options.

13. Discontinued Operations:

     The following table summarizes the operating results of the collection business and CCI (in thousands):

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                             1994        1995          1996
                                             ----        ----          ----
Net revenues                               $34,035      $32,073      $27,432
Operating expenses                          33,669       30,738       29,329
Other expenses                                 200          --             9
                                           -------      -------      -------
Income (loss) before income taxes              166        1,335       (1,906)
Income taxes (benefit)                          62          236         (754)
                                           -------      -------      -------
Income (loss) from discontinued
  operation                                   $104       $1,099      ($1,152)
                                           =======      =======      =======


     The following table summarizes the net assets of the collection business as of December 31, 1995 and 1996 (in thousands):


                                                             December 31,
                                                             ------------
                                                         1995             1996
                                                         ----             ----
Current assets                                        $  7,893         $  6,857
Property and equipment                                   3,241            2,584
Intangible assets, net                                   4,768            4,391
Other assets                                               454              475
                                                      --------         --------
Total assets                                            16,356           14,307
Current liabilities                                     (7,010)          (5,993)
Long-term debt and liabilities                            (200)             (79)
                                                      --------         --------
Net assets                                            $  9,146         $  8,235
                                                      ========         ========

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1996




Acquisitions of Discontinued Operations:

     In April 1994, the collection business acquired certain assets of National Child Support Recovery Service, Inc. ("NCSR") and Find Dad, Inc. ("Find Dad") in exchange for the assumption of approximately $325,000 in liabilities. In September 1994, the collection business sold the NCSR and Find Dad assets in exchange for a $125,000 note and a $200,000 contingent payment agreement. Although this contingent payment agreement was based on a fixed amount of future cash collections, it has been deemed to not be a determinable component of the sale proceeds, and as a result the note has been recorded as a receivable by the Company but the $200,000 contingent payment arrangement was written off in 1994 as a $200,000 loss on this transaction.

     In May 1994, the collection business acquired certain assets and assumed certain liabilities (amounting to approximately $376,000) of PCC Credit, Inc. ("PCC") for approximately $415,000. The agreement also provides for up to $470,000 of additional payments which are contingent on the results of PCC's operations from May 1994 to April 1998. These contingent payments have not been recorded by the Company as the payments will be recorded when such amounts are determinable.

     In June 1994, the collection business acquired certain assets and assumed certain liabilities (amounting to approximately $2,300,000) of Tri-State Credit Corporation and its subsidiary Kaplan & Kaplan, Inc. ("Kaplan"), a Crofton, Maryland based commercial collection agency and entered into a ten-year noncompete agreement with Kaplan's sole shareholder who also entered into a four-year employment agreement with the Company. The purchase price consisted of a $1,338,000 cash payment and a $500,000 payment for the noncompete agreement.

Investments in RTC Partnerships

     In January 1994, CRW entered into two partnerships with the Resolution Trust Corporation ("RTC") in which a subsidiary of CRW is the general partner of a partnership which is general partner and the RTC is a limited partner. CRW accounts for these partnerships under the equity method. The Company has contributed approximately $143,000 of capital to the partnerships and has been retained by the partnerships as a collection agent for which it is paid a percentage of collections as a fee. The Company records such contingent fee revenue upon receipt of payment from the partnership. Revenues paid by the partnership to the Company in 1994, 1995 and 1996 were approximately $1,429,000, $1,018,000 and $1,058,000, respectively.

Certain 1994 Charges

     In 1994, the Company recorded charges of $950,000 related to the consolidation of its information systems, accounting and human resources departments from Phoenix and Dallas to Conshohocken, Pennsylvania and other restructuring efforts. The Company accounted for its restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3.

Major Customer

     Net revenues from the California Student Aid Commission were $2,013,000, $4,220,000 and in $3,708,000 in 1994, 1995 and 1996, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CRW FINANCIAL, INC.

                                          By: /s/ J. Brian O'Neill
                                              -------------------------------
                                                  J. Brian O'Neill
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                               Title                                     Date
      ---------                               -----                                     ----

/s/  J. Brian O'Neill          Chief Executive Officer and Director                April 7, 1997
------------------------       (Principal Executive Officer)
    J.Brian O'Neill

/s/ Jonathan P. Robinson       Chief Financial Officer and Principal              April 7, 1997
------------------------       Financial and Accounting Officer
Jonathan P. Robinson

 /s/ Robert N. Verratti        Vice Chairman of the Board and                     April 7, 1997
------------------------       Director
Robert N. Verratti

/s/ Bernard Morgan             Director                                           April 7, 1997
------------------------
Bernard Morgan

/s/ Mark J. DeNino             Director                                           April 7, 1997
------------------------
Mark J. DeNino


 /s/ Eustace W. Mita           Director                                           April 7, 1997
-------------------------
Eustace W. Mita


                                 EXHIBIT INDEX


 3.1   Restated Certificate of Incorporation of the Registrant(3)

 3.2   Amendment to Restated Certificate of Incorporation of the Registrant (1)

 3.3   Amended Bylaws of the Registrant (2)

 4.1 Loan and Security Agreement dated May 11, 1995 between Mellon Bank, N.A. ("Mellon") and the Registrant (2)

 4.2 Amendment to Loan and Security Agreement dated September 12, 1995 between Mellon and the Registrant (1)

 4.3 Second Amendment to Loan and Security Agreement dated September 19, 1996 between Mellon and the Registrant (1)

 4.4 Third Amendment to Loan and Security Agreement dated December 30, 1996 between Mellon and the Registrant (1)

 4.5 Fourth Amendment to Loan and Security Agreement dated February 4, 1997 between Mellon and the Registrant (1)

 4.6 Fifth Amendment to Loan and Security Agreement dated March 29, 1997 between Mellon and the Registrant (1)

 4.7 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the "Preferred Stock") of the Registrant (5)

 4.8   Specimen of Series A Convertible Preferred Stock Certificate (5)

 4.9   Form of Warrant issued in connection with Preferred Stock (5)

 4.10 Term Loan Note and Addendum dated November 1, 1995 between the Registrant in favor of J. Brian O'Neill and Miriam P. O'Neill (1)

10.1 Agreement of Lease dated as of July, 1994, between CRW Building Limited Partnership and Casino and Credit Services, Inc. ("CCS") (3)

10.2   Sublease Agreement dated May 10, 1995 between CCS and the Registrant (2)

10.3   Sublease Agreement between TeleSpectrum Worldwide Inc. and the
       Registrant (1)

10.4 Lease Agreement dated July 1, 1996 between the Registrant and Lee Park Investors, L.P. (1)

10.5 Lease Agreement dated December 5, 1996 between the Registrant and 210 Mall Boulevard Associates (1)

10.6 Employment Agreement dated May 11, 1995 between J. Brian O'Neill and the Registrant (2)

10.7 Employment Agreement dated May 11, 1995 between Jonathan P. Robinson and the Registrant (2)

10.8   Amended and Restated 1995 Stock Option Plan of the Registrant (4)

10.9 Securities Purchase Agreement dated February 29, 1996 between the Registrant and certain purchasers defined therein (5)

10.10 Asset Acquisition Agreement dated February 2, 1997 among the Registrant, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF Acquisition, Inc., and K & K Acquisition, Inc. (6)

21     Subsidiaries of the Registrant (1)

23     Consent of Arthur Andersen LLP (1)

-----------------------
(1)  Filed with this Annual Report on Form 10-K.

(2) Filed as an Exhibit to the Registration Statement on Form S-1 (No. 33-62700) and incorporated herein by reference.

(3) Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 and incorporated herein by reference.

(4) Filed as an Exhibit to CRW's definitive proxy statement for its 1996 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Filed as an Exhibit to CRW's Form 8-K dated February 29, 1996 and incorporated herein by reference.

(6) Filed as an Exhibit to CRW's Form 8-K dated February 2, 1997 and incorporated herein by reference.