Form 10-K/A
period 1996-12-31
CRW FINANCIAL INC /DE
filed 1997-04-18
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K/A

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $27,134,754. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market on March 28, 1997. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

     The number of shares of the Registrant's Common Stock outstanding as of March 28, 1997 was 5,884,984 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.