Form 10-K405/A
period 1996-12-31
CRW FINANCIAL INC /DE
filed 1997-04-30
CIK 943809

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A

(Mark One)


/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

/ /                TRANSITION REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-26015

                               CRW FINANCIAL, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                   23-2691986
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

        443 South Gulph Road
        King of Prussia, PA                              19406
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (610) 878-7400

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered
       -------------------                         -------------------
              NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO___.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $27,134,754. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market on March 28, 1997. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

     The number of shares of the Registrant's Common Stock outstanding as of March 28, 1997 was 5,884,984 shares.

================================================================================

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The board of directors of CRW Financial, Inc. ("CRW" or the "Company") consists of five persons, each of whom has been elected for a term expiring at the annual meeting of CRW stockholders indicated below and until his successor shall have been elected and qualified. The following table sets forth information concerning the individuals who are serving as directors of CRW.

                                                           Term Expires at
Name                                               Age     Annual Meeting in
----                                               ---     -----------------
J. Brian O'Neill ...............................   37             1998
Eustace W. Mita ................................   43             1997
Mark DeNino ....................................   43             1998
Bernard Morgan .................................   60             1997
Robert N. Verratti .............................   53             1999


         J. Brian O'Neill has been the Chairman of the Board of Directors and Chief Executive Officer of CRW since May 1995 and held the same positions with Casino & Credit Services, Inc. ("CCS"), CRW's former parent company, from July 1992 to May 1995. Mr. O'Neill has been Chairman and CEO of TeleSpectrum Worldwide Inc. ("TLSP") since its formation in April 1996. From April 1992 to July 1992, Mr. O'Neill served as President of Brian O'Neill Investments, a private investment company. From May 1988 to July 1992, he was the Chairman of O'Neill Properties, Inc., a real estate development company. Mr. O'Neill was the President of Equivest Realty Advisors, a real estate leasing and consulting company, from July 1986 to May 1988.

         Eustace W. Mita has been a director of the Company since August 1996 and has served as Chief Operating Officer of HAC Group, Inc., an automobile leasing training company, since 1990. In 1984, Mr. Mita founded Mita Leasing, an automobile retail leasing company, and served as its President until the company was sold in 1992. Mr. Mita is also currently a director of First Republic Bank in Philadelphia, Pennsylvania.

         Mark DeNino has been a director of the Company since February 1996 and has been a general partner and managing director of Technology Leaders II Management, L.P., the general partner of Technology Leaders II, L.P., which is a venture capital firm and a significant shareholder of the Company, since 1994. For more than three years prior to that, Mr. DeNino was President of Crossroads Capital, Inc. an investment banking firm. Mr. DeNino is also currently a director of Integrated Systems Consulting Group, Inc. and Aloette Cosmetics, Inc. Mr. DeNino graduated from the Graduate School of Business Administration of Harvard University with an M.B.A. degree and from Boston College with a B.S. degree in finance and accounting.

         Bernard Morgan has been a director of the Company since February 1996 and, prior to retiring in 1989, worked for First Fidelity Bancorporation and Fidelcor for 20 years in various positions including Vice Chairman, Chief Executive Officer, Deputy Chairman, Chief Operating Officer, President and Executive Vice President. Mr. Morgan is also currently a director of Atlantic Electric, Inc. Mr. Morgan received his B.A. degree from St. Joseph's University and his M.B.A. degree from the Wharton School, University of Pennsylvania.

         Robert N. Verratti has been a director of the Company since March 1996 and has been Chief Executive Officer of Charlestown Investments, Ltd., an investment company, since 1985. Prior to 1985, Mr. Verratti served as acting President of Great Western Cities, Inc., also an investment company. He is a graduate of the U.S. Naval Academy and served in the nuclear submarine service.

         CRW's Restated Certificate of Incorporation divides the CRW Board into three classes, with three-year staggered terms for each of the Class I, Class II and Class III directors, respectively. Accordingly, Mr. Verratti will hold office until the annual meeting of stockholders to be held in 1999, Mr. O'Neill and Mr. DeNino will hold office until the annual meeting of stockholders to be held in 1998 and Mr. Mita and Mr. Morgan will hold office until the annual meeting of stockholders to be held in 1997.

Committees of the Board of Directors

         The CRW Board has established an Audit Committee which, among other things, considers the overall scope and approach of the annual audit and recommendations of the audit performed by CRW's independent accountants; recommends the appointment of independent accountants; considers significant accounting methods adopted or proposed to be adopted; and considers procedures for internal controls. The Audit Committee is comprised of Mr. DeNino and Mr. Mita. The CRW Board has also established a Compensation Committee which evaluates and establishes all executive compensation arrangements. The Compensation Committee is comprised of Mr. DeNino, Mr. Mita and Mr. Verratti.

Executive Officers (Other than Directors)

         Jonathan P. Robinson has been the Vice President, Treasurer, Secretary and Chief Financial Officer of the Company since May 1995 and held the same positions with CCS from April 1993 to May 1995. Mr. Robinson has been Director of Acquisitions for TLSP since April 1996. From June 1986 to April 1993, Mr. Robinson was employed by Arthur Andersen & Co., certified public accountants, where he last served as an Audit Manager. Mr. Robinson is a certified public accountant. Mr. Robinson is also the Director of Acqusitions of TLSP.

         CRW knows of no family relationships between any director or executive officer other than the fact that Messrs. O'Neill and Mita are cousins.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

         Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons for the fiscal year ended December 31, 1996 were made on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth compensation awarded to, earned by or paid to CRW's Chief Executive Officer and the two other executive officers of CRW serving at the end of 1996 whose annual cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") during the last three fiscal years. The table includes amounts paid in cash to such individuals by Casino and Credit Services, Inc., ("CCS") CRW's former parent company, during 1994 and until May 1995, but excludes compensation related to CCS stock options.
David S. Christie, CRW's former President, resigned from such position in February 1997.

                           Summary Compensation Table


                                               Annual Compensation            Long-Term Compensation
                                        ---------------------------------    -------------------------
                                                                             Securities
                                                             Other Annual    Underlying       All
                                          Salary     Bonus   Compensation     Options        Other
Name And Principal Position      Year      ($)        ($)     ($)(1)(2)         (#)       Compensation
---------------------------      ----      ---        ---     ---------         ---       ------------

J. Brian O'Neill                 1996   $275,000   $ 85,940   $ 14,688        450,000         (3)
Chairman of the Board and        1995    275,000    137,500     14,632        450,000
Chief Executive Officer          1994    255,000    115,906     14,766           --

David S. Christie                1996    149,388      5,542     26,844           --
Former President                 1995    130,000      5,000     35,552         90,000
                                 1994     85,517       --       10,086           --

Jonathan P. Robinson             1996    125,000     39,060      7,440         90,000         (4)
 Vice President, Treasurer,      1995    110,000     65,544      6,752        120,000
 Secretary and Chief Financial   1994    102,792     55,635      4,015           --
 Officer

 --------

(1) Each executive officer pays $100 per month toward the lease payments with respect to his Company furnished car. The balance of the lease payments of $1,224 per month as to Mr.O'Neill, $620 per month as to Mr. Robinson and $437 per month as to Mr Christie are paid by the Company.

(2) During 1994, 1995 and until October 1996, Mr. Christie received a housing allowance of $2,400 per month.

(3) In May 1996, Mr. O'Neill received a warrant to purchase 610,160 shares of TLSP common stock from the Company for $1.50 per share.

(4) In May 1996, Mr. Robinson received a warrant to purchase 76,316 shares of TLSP common stock from the Company for $1.50 per share.

Option Grants in Fiscal Year 1996

                                                                                  Potential Realizable Value
                          Number of       Percent of                              at Assumed Annual Rates of
                          Securities    Total Options                              Stock Price Appreciation
                          Underlying      Granted to      Exercise                      for Option Term
                           Options       Employees in     Price Per   Expiration  -------------------------
                          Granted (#)     Fiscal Year     Share ($)      Date       5% ($)         10% ($)
                          -----------     -----------     ---------      ----     ---------      ----------
J. Brian O'Neill          450,000 (1)         36%           $1.94      1/22/06     $549,025      $1,391,337
David S. Christie              --             --               --           --           --              --
Jonathan P. Robinson       90,000 (2)          7             1.94      1/22/06      109,805         278,267

--------
(1)   These options were granted as non-qualified stock options.
(2) 51,633 of these options were granted as incentive stock options, with the remainder granted as non-qualified stock options.

Aggregated Options Exercised in 1996 and Year End Option Values

         The following table sets forth certain information with regard to the aggregated options exercised in the fiscal year ended December 31, 1996 and the option values as of the end of that year for the Named Executive Officers.

                                                              Number of Shares
                                                                 Underlying           Value of Unexercised
                                                             Unexercised Options    In-the-Money Options at
                        Shares              Value              at FY End (#)        Fiscal Year End ($)(2)
                       Acquired            Realized           Exercisable (E)          Exercisable (E)
   Name               on Exercise          ($) (1)            Unexercisable (U)        Unexercisable (U)
   ----               -----------          -------            ----------------        -----------------

J. Brian O'Neill             --            $812,700            900,000 (E)                $6,340,500(E)
David S. Christie        90,000                  --                 --                            --
Jonathan P. Robinson    103,092             880,837            106,908 (E)                   767,801(E)

-----
(1) Based upon the difference between the fair market value of CRW Common Stock and the exercise price of the relevent options on the date of exercise.

(2) Based upon the fair market value of CRW's Common Stock of $8.50 per share as of December 31, 1996 determined by taking the closing price of the Common Stock on the NASDAQ Small Cap Market on the last trading date of the year.

Compensation of Directors

         During 1996, each of CRW's non-employee directors received stock options to purchase 75,000 shares of Common Stock and a cash payment of $10,000 in consideration for their service on the Baord. Members of the Audit or Compensation Committee of the Board of Directors also received stock options to purchase a further 22,500 shares of Common Stock in the year they are appointed to such committees and an annual grant of stock options to purchase 6,000 shares of Common Stock thereafter. Directors who are also employees of CRW receive no compensation for their services as directors.

Employment Agreements

         On May 11, 1995 the Company entered into Employment Agreements with J. Brian O'Neill as Chief Executive Officer and Jonathan P. Robinson as Vice President, Treasurer and Chief Financial Officer, each for a term of three years. These agreements provide for initial salaries for Messrs. O'Neill and Robinson of $275,000 and $125,000, respectively, reviewed annually, as well as performance bonuses based both upon performance targets for the Company's consolidated earnings and a subjective analysis of the Company's overall performance and present and future business prospects. The agreements also provide for grants of stock options to Messrs. O'Neill and Robinson under the Plan, to purchase 450,000 and 120,000 shares of Common Stock, respectively. The agreements may be terminated by the Company with or without cause, provided that if the Company terminates either agreement without cause, or if either party terminates either agreement following a Change in Control (as defined in the Employment Agreements) of the Company, the executive in question is entitled to all salary and bonuses which would have been paid to him for the remainder of the term of the agreement as well as continued employment benefits from the Company for the remainder of the term of the agreement. In addition, the agreements both contain a non-competition provision extending for one year after termination of employment for cause and six months after termination for any other reason; provided, however, that if an agreement is terminated by the Company without cause of if either party terminates the agreement following a Change in Control of the Company, the non-competition period ends upon the date of termination.

         During 1995, the Company entered into a three year Employment Agreement with David S. Christie as President of the Company. The agreement provided for an initial salary of $130,000, as well as a housing allowance of $2,400 per month and a performance bonus based on performance targets for the Company's consolidated earnings. The agreement also provided for a grant of stock options to Mr. Christie under the Plan to purchase 90,000 shares of Common Stock. In October 1996, Mr. Christie's salary was increased to $200,000. On February 2, 1997, Mr. Christie's contract was assigned to NCO Group, Inc. which assumed all rights and obligations under the contract. Mr. Christie resigned as President of the Company in February 1997.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 1996, CRW's Compensation Committee of the Board of Directors consisted of Mark DeNino, Eustace W. Mita and Robert N. Verratti. Mr. Verratti purchased $100,000 of certain subordinated notes (the "Subordinated Notes") issued by the Company in May 1996 which the Company used for the initial capitalization of TLSP. Amounts outstanding under the Subordinated Notes bear interest at 12% per annum. In consideration for his purchase of the Subordinated Notes, Mr. Verratti was issued warrants by the Company to purchase 68,250 shares of the common stock of TLSP held by the Company at an exercise price of $1.50 per share. The warrants may be exercised at any time for a term of ten years. The Company also granted Mr. Verratti certain registration rights with respect to the common stock in TLSP underlying such warrants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

         The following table sets forth certain information as of April 17, 1997 regarding the beneficial ownership of shares of CRW Common Stock by (i) each person known by CRW to own beneficially more than five percent of the outstanding shares of CRW Common Stock, (ii) each director of CRW, (iii) certain executive officers of CRW and (iv) the directors and executive officers of CRW as a group.


                                                                  Number of   Percent of
Name and Address (1)                                                Shares       Class
--------------------                                                ------       -----
J. Brian O'Neill (2)(4) ........................................   2,177,693     28.4%

Technology Leaders II, L.P. (3)
    800 The Safeguard Building
    435 Devon Park Drive
    Wayne, PA  19087 ...........................................     816,993     13.9%

TL Ventures Third Corp.(3)
    800 The Safeguard Building
    435 Devon Park Drive
    Wayne, PA  19087 ...........................................     648,993     11.0%

Delaware Management Holdings, Inc.
    One Commerce Square
    Philadelphia, PA  19103 ....................................     366,520      6.2%

Eustace Mita (4)(6) ............................................     169,800      2.8%

Eustace Wolfington (4) .........................................     213,657      3.6%

Jonathan P. Robinson (5) .......................................     141,200      2.4%

Mark DeNino (3) (6) ............................................     106,919      1.8%

Robert N. Verratti (7) .........................................      37,500        *

Bernard Morgan (7) .............................................      37,500        *

All executive officers and directors as a group (6 persons) (8)    2,670,612     33.3%


--------
*Less than 1%

(1) Except where otherwise indicated, the address of each beneficial owner listed is c/o CRW Financial, Inc. 443 South Gulph Road, King of Prussia, PA 19406 and each beneficial owner has sole voting and investment power over all securities listed.

(2) Includes 900,000 shares issuable upon exercise of stock options, 592,654 shares issuable upon conversion of a convertible subordinated note and 300,000 shares issuable upon exercise of a warrant.

(3) A total of 1,629,552 shares of Common Stock are beneficially owned by Technology Leaders II, L.P., TL Ventures Third Corp., Mark DeNino and certain other related parties (the "TL Group"). Each member of the TL Group has affirmed that it is a member of a group under Section 13 (d) (3) of the Exchange Act and thus may be considered to have beneficial ownership of all securitities of the Company held by any member of the TL Group. The above table, however, only includes securitities actually held of record by the relevant securityholder and is based on a Form 4 filed on March 3, 1997.

(4) Mr. O'Neill is Mr. Wolfington's nephew and Mr. Mita's cousin. Together, Mr. O'Neill, Mr. Wolfington and Mr. Mita beneficially own 33% of CRW. However, Messrs. O'Neill, Wolfington and Mita disclaim being part of any group with respect to CRW.

(5)  Includes 106,908 shares issuable upon exercise of stock options.

(6)  Includes 97,500 shares issuable upon exercise of stock options

(7)  Includes 37,500 shares issuable upon exercise of stock options.

(8) Includes 1,276,908 shares issuable upon exercise of stock options, 592,654 shares issuable upon exercise of a convertible subordinated note and 300,000 shares issuable upon exercise of warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CRW leases an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. The lease commenced on December 15, 1996 and requires monthly base rent payments through December 15, 2001 of $23,478. CRW believes the lease to be at the prevailing commercial market rate. In 1996, CRW paid $11,739 in rent to 210 Mall Boulevard Associates. CRW also subleases a 22,000 square foot facility in King of Prussia, PA from HFS, Inc. and has subleased the facility to TLSP. HFS leases the facility from CRW Building Limited Partnership, a partnership controlled by Mr. O'Neill. Prior to subleasing the facility to TLSP, CRW paid approximately $365,000 in rent in 1996 under the sublease from HFS. In addition, CRW also leased office space in 1996 in Conshohocken, PA, from Lee Park Investors, L.P. , a partnership controlled by Mr. O'Neill. The lease was assumed by NCO Group, Inc. on February 2, 1997. CRW paid approximately $46,000 in rent to Lee Park Investors, L.P. in 1996. The aggregate minimum rent due on all of the above leases through the end of their terms, net of commitments for payments under subleases is approximately $1.3 million.

         In November 1995, Mr. O'Neill and his wife (collectively, "Lender") made a $1 million loan (the "Loan") to the Company and the company executed a convertible subordinated note (the "Note") in favor of Lender. The Note bears interest at 12.5% per annum, is payable in equal monthly installments of $33,454 and matures in November 1998. The Company also paid Lender a commitment fee equal to one percent of the amount of the Loan in consideration for making the Loan. The Loan was used by the Company to purchase certain computer equipment in which Lender obtained a security interest and for general working capital of the Company. The Note is convertible at any time during the term thereof and for one year thereafter into shares of Common Stock at a current conversion rate of $1.625 per share based on the principal then outstanding on the Note. Principal paid by the Company during the last fiscal year may also be converted into Common Stock at the same conversion price. As of April 29, 1997, the Note was convertible into 592,654 shares of Common Stock. The Company also entered into a Registration Rights Agreement with Lender which provides Lender with certain piggyback and demand registration rights with respect to the Common Stock which may be obtained upon conversion of the Note. The piggyback registration rights remain in effect for five years until November 1,2000, and the demand registration rights may only be exercised during the last year of such period.

         In connection with the Company's private placement of Preferred Stock in February 1996, Mr. O'Neill entered into a put agreement which provided holders of the Preferred Stock with the right to require Mr. O'Neill to purchase their Preferred Stock at a price of $3.87 per share on March 1, 1999. All of the Preferred Stock has subsequently been converted to Common Stock by the holders thereof. In consideration for Mr. O'Neill's execution of the put agreement, the Company granted Mr. O'Neill a warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.94 per share. This warrant expires on August 31, 1999. The Company also entered into a Registration Rights Agreement with Mr. O'Neill which provides Mr. O'Neill with certain piggyback and demand registration rights with respect to the Common Stock underlying the warrant. The piggyback registration rights remain in effect for five years until February 29, 2001, and the demand registration rights may only be exercised during the last year of such period.

         The Company caused the formation of TeleSpectrum Worldwide Inc. ("TLSP") and subsequently during May 1996 received 8,510,137 shares of common stock in TLSP, par value $0.01 per share in consideration of a capital contribution of TLSP of $1.6 million in cash and the assignment to TLSP of a promissory note in the amount of $500,000. On August 13, 1996, TLSP completed an initial public offering of 10,656,000 shares of its common stock, at a public offering price of $15 per share (the "IPO").

         The capital contribution made by the Company to TLSP represented proceeds of borrowings by the Company under subordinated notes (the "Subordinated Notes") issued to eight individuals, one partnership and one corporation (the "Lenders") on May 22, 1996. The capital contribution was used by TLSP for professional and other costs associated with the IPO. Amounts outstanding under the Subordinated Notes bear interest at 12% per annum. Principal and interest under the Subordinated Notes are due and payable in full immediately upon repayment in full by the Company of all amounts owing to Mellon Bank, N.A. ("Mellon"), the Company's primary lender, or in quarterly installments of 12.5% of the principal amount plus accrued but unpaid interest beginning January 1, 1997 if the repayment of all amounts owning to Mellon has not been effected on or before any such quarterly repayment date.

         As part of the consideration for the Subordinated Notes, the Company issued to the Lenders warrants (the "Lender Warrants") to purchase a total of 1,433,454 shares of TLSP's common stock held by the Company. The Lender Warrants are exercisable at any time during a 10 year term at a price of $1.50 per share. In connection with TLSP's initial capitalization by the Company, TLSP granted the Lenders the right to have TLSP shares of common stock subject to the Lender Warrants registered under the Securities Act along with the registration of any other shares of TLSP common stock and also the right to certain demand registrations subject to the Lenders' agreement not to sell any TLSP common stock underlying the Lender Warrants during the 180 days after consummation of the IPO by TLSP.

         The Lenders who represent officers, directors or significant stockholders of the Company, their respective relationships with the Company and TLSP and their respective loan and share amounts are as follows:

                                                           TLSP Shares of Common
                                       Subordinated Notes      Stock Subject
            Lender                          Amounts          to Lender Warrants
            ------                          -------          ------------------

Technology Leaders II, L.P. .........       $362,250             247,270
    Stockholder of Company

TL Ventures Third Corp. .............        287,750             196,423
     Stockholder of Company

J. Brian O'Neill ....................        650,000             443,693
     Chairman and CEO of Company and
     TLSP

Bernard Morgan ......................        100,000              68,250
     Director of Company

Robert N. Verratti ..................        100,000              68,250
     Director of Company

Jonathan P. Robinson ................         50,000              34,145
     CFO of Company and Director of
     Acquisitions of TLSP

         The Company also granted warrants (the "Management Warrants") to four individuals related to the Company (the "Managers") in consideration for the performance of their services on behalf of the Company in connection with TLSP's IPO. The Management Warrants entitle the Managers the right to have the common stock subject to the Management Warrants registered under the Securities Act along with the registration of any other shares of TLSP common stock and also the right to certain demand registrations, subject to the agreement by the Managers not to sell any TLSP common stock underlying the Management Warrants during the 180 days after consummation of the IPO by TLSP. The Managers who represent officers, directors or principal stockholders of the Company (whose relationships to the Company and TLSP are set forth in the table above) and the respective share amounts subject to their Management Warrants are as follows: J. Brian O'Neill - 610,160 shares and Jonathan P. Robinson - 76,316 shares. The Company obtained an appraisal which indicated that the Management Warrants had a fair value of $0.75 per warrant on the date of grant. Accordingly, the Company recorded a non-cash compensation charge of $629,000 in the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRW FINANCIAL, INC.

                                           By: /s/ J. Brian O'Neill
                                               ---------------------------------
                                               J. Brian O'Neill
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
      ---------                        -----                           ----

/s/  J. Brian O'Neill    Chief Executive Officer and Director     April 30, 1997
------------------------ (Principal Executive Officer)
   J.Brian O'Neill

/s/ Jonathan P. Robinson Chief Financial Officer and Principal    April 30, 1997
------------------------ Financial and Accounting Officer
  Jonathan P. Robinson

 /s/ Robert N. Verratti  Director                                 April 30, 1997
------------------------
   Robert N. Verratti

   /s/ Bernard Morgan    Director                                 April 30, 1997
------------------------
     Bernard Morgan

    /s/ Mark DeNino      Director                                 April 30, 1997
------------------------
      Mark DeNino

  /s/ Eustace W. Mita    Director                                 April 30, 1997
------------------------
    Eustace W. Mita