Form 10-Q
period 1997-03-31
CRW FINANCIAL INC /DE
filed 1997-05-15
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997
                                    ------------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                     -------------        -------------

    Commission file number  0-26015
                           -----------
                               CRW Financial, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   23-2691986
---------------------------------            ---------------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                   identification no.)

443 South Gulph Road             King of Prussia, PA                  19406
-------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code:  610/878-7429
                                                    ---------------

    ------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the registrant's common stock outstanding as of
                          May 12, 1997 was 5,884,984.

                       CRW FINANCIAL, INC. AND SUBSIDIARY

                                      INDEX



                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         AT DECEMBER 31, 1996 AND MARCH 31, 1997                         3

         CONDENSED CONSOLIDATED STATEMENTS OF
         OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 1996 AND 1997                                         4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 1996 AND 1997                                         5

         NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS                                            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                      9

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                               11

    In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                               CRW FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS                        DECEMBER 31, 1996    MARCH 31, 1997
                            ------                        -----------------    --------------
                                                                                 (unaudited)
CURRENT ASSETS:                                          (In Thousands, Except Share Amounts)

     Cash                                                     $  1,448             $  1,831
     Net assets of discontinued operation                        8,235                 --
     Other current assets                                          319                  630
     Investment in NCO Group, Inc.                                --                  8,231
                                                              --------             --------
           Total current assets                                 10,002               10,692

PROPERTY AND EQUIPMENT, net                                        143                  191


INTANGIBLE ASSETS, net                                             475                  500

INVESTMENT IN TELESPECTRUM WORLDWIDE INC                        54,655               55,460

DEFERRED INCOME TAX ASSET                                        2,586                1,519

OTHER ASSETS                                                        84                  104
                                                              --------             --------
                                                              $ 67,945             $ 68,466
                                                              ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:

     Revolving line of credit                                 $  8,500             $  6,500
     Current portion of long-term debt                             353                  350
     Accounts payable                                              340                  450
     Accrued expenses                                            1,489                2,976
                                                              --------             --------

           Total current liabilities                            10,682               10,276
                                                              --------             --------

LONG-TERM DEBT                                                     332                  223
                                                              --------             --------

OTHER LONG-TERM LIABILITIES                                        160                  160
                                                              --------             --------

DEFFERED INCOME TAXES                                           21,898               21,898
                                                              --------             --------

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares
           authorized, no shares issued and outstanding           --                   --
     Common Stock $.01 par value, 20,000,000 shares
           authorized, 5,366,442 and 5,884,984 shares
           issued and outstanding, respectively                     54                   59
     Additional paid-in capital                                 39,686               39,939
     Unrealized loss on investment in NCO Group, Inc.             --                   (819)
     Accumulated deficit                                        (4,867)              (3,270)
                                                              --------             --------

               Total stockholders' equity                       34,873               35,909
                                                              --------             --------
                                                              $ 67,945             $ 68,466
                                                              ========             ========

            See notes to condensed consolidated financial statements

                               CRW FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1996         1997
                                                        ----         ----
                                                (In Thousands, except share amounts)
NET REVENUES                                            $   846    $ 1,266

OPERATING EXPENSES, excluding
      Non-cash charges                                    1,081      1,544

DEPRECIATION AND AMORTIZATION                                14         39
                                                        -------    -------
         Operating Loss (249) (317)

INTEREST EXPENSE                                           (175)      (206)

EQUITY IN EARNINGS OF TELESPECTRUM WORLDWIDE INC.          --          805
                                                        -------    -------

     Income (loss) from continuing operations
            before income taxes                            (424)       282

INCOME TAXES (BENEFIT)                                     (158)       107
                                                        -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (266)       175

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
     NET (Note 6)                                           353        (59)

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET (Note 4)      --        1,481
                                                        -------    -------
NET INCOME                                              $    87    $ 1,597
                                                        =======    =======

NET INCOME (LOSS) PER COMMON SHARE:

   Continuing  Operations                               $ (0.04)   $  0.02
   Discontinued Operations                                 0.05       0.19
                                                        -------    -------
                                                        $  0.01    $  0.21
                                                        =======    =======



            See notes to condensed consolidated financial statements

                               CRW FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                          ---------------------
                                                           1996           1997
                                                           ----           ----
                                                              In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                $    87       $ 1,597

     Adjustments to reconcile net income to net cash used in operating activities:

         Equity in earnings of TeleSpectrum                  --            (805)
         Gain on sale of collection business                 --          (1,481)
         Discontinued operations - non-cash charges
            and working capital charges                      (858)          359
         Depreciation and amortization                         14            39
         Deferred tax provision (benefit)                    (158)          107
     (Increase)decrease in assets
         Other assets                                         (33)         (331)
     Increase (decrease) in liabilities
         Accounts payable                                     (75)          110
         Accrued expenses                                    (566)         (923)
                                                          -------       -------
Net cash used in operating activities                      (1,589)       (1,328)
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for acquisition                               --             (25)
     Investing activities of discontinued operations         (113)         (100)
     Proceeds from sale of collection business               --           3,750
     Purchases of property and equipment                       (4)          (58)
                                                          -------       -------
Net cash provided by (used in) investing activities          (117)        3,567
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Financing activities of discontinued operations         (103)         --
     Proceeds from exercise of stock options                 --             258
     Proceeds from sale of preferred stock, net             2,391          --
     Repayments of long term debt                            (500)       (2,114)
                                                          -------       -------
Net cash provided by (used in) financing activities         1,788        (1,856)
                                                          -------       -------
INCREASE IN CASH                                               82           383
                                                          -------       -------
CASH, BEGINNING OF PERIOD                                     764         1,448
                                                          -------       -------
CASH, END OF PERIOD                                       $   846       $ 1,831
                                                          =======       =======

            See notes to condensed consolidated financial statements.

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

     CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of common stock of TLSP, representing approximately 25% of the outstanding common stock of TLSP. CRW also owns 345,178 shares of NCO Group, Inc. ("NCOG") common stock. NCOG is a leading provider of accounts receivable services listed on the NASDAQ National Market System under the symbol NCOG. CRW's investment in NCOG was made on February 2, 1997 when it sold the assets of its accounts receivable management and debt collection division (the "Collection Business") to NCOG. In addition, CRW's wholly-owned subsidiary Casino Money Centers, Inc. ("CMC") provides check cashing and other financial services to the casino industry.

2.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

3.  Net Income per Common Share

     Net income per common share is computed using the weighted average number of shares of CRW common stock and CRW common stock equivalents outstanding during the period. If the inclusion of CRW common stock equivalents has an anti-dilutive effect in the aggregate, it was excluded from the calculation. For the three months ended March 31, 1996, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations were modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds were assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. The weighted average number of shares outstanding for purposes of computing net income per common share was 7,621,183 and 7,307,505, for the three months ended March 31, 1997 and 1996, respectively.

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. As required by SFAS 128, the Company will be adopting the provisions of this accounting standard effective with the preparation of the financial statements for the year ended December 31, 1997. Earlier application is not permitted. However, the Company is permitted by this statement to disclose the following pro forma earnings per share (unaudited):

                                Pro Forma Net Income (Loss) Per Common Share
                                           For the Three Months Ended
                                               March 31, 1997
                                -----------------------------------------------
                                  Continuing         Discontinued
                                  Operations          Operations
                                  ----------          ----------

EPS as Reported                      $0.02              $0.19              $0.21
Effect of SFAS 128                    0.01               0.06               0.07
                                     -----              -----              -----
Pro Forma Basic EPS                  $0.03              $0.25              $0.28
                                     =====              =====              =====

EPS as Reported                      $0.02              $0.19              $0.21
Effect of SFAS 128                      --                 --
                                     -----              -----              -----
Pro Forma Diluted EPS                $0.02              $0.19              $0.21
                                     =====              =====              =====


                                Pro Forma Net Income (Loss) Per Common Share
                                           For the Three Months Ended
                                               March 31, 1996
                                -----------------------------------------------
                                  Continuing         Discontinued
                                  Operations          Operations
                                  ----------          ----------

EPS as Reported                     $(0.04)             $0.05          $0.01
Effect of SFAS 128                   (0.03)              0.04           0.01
                                    ------              -----          -----
Pro Forma Basic EPS                 $(0.07)             $0.09          $0.02
                                    ======              =====          =====

EPS as Reported                     $(0.04)             $0.05          $0.01
Effect of SFAS 128                      --                 --             --
                                    ------              -----          -----
Pro Forma Diluted EPS               $(0.04)             $0.05          $0.01
                                    ======              =====          =====

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Sale of Collection Business

     On February 2, 1997, CRW sold the assets of its Collection Business to NCOG for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 345,178 shares of NCOG common stock, and a warrant to purchase 250,000 shares of NCOG stock at $27.625 per share. CRW recorded an after-tax gain of $1,481,000 on the sale of the Collection Business. The gain will not result in the payment of any Federal income taxes as the Company has sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):

           Fair Market Value of Consideration Paid by NCOG           $12,800
           Net Assets Sold                                            (7,942)
           Retention, Severance Pay and Non-compete Payments          (1,339)
           Estimated Purchase Price Adjustment                          (260)
           Professional Fees and Accrued Expenses                       (782)
                                                                     -------

           Gain before income taxes                                    2,477
           Utilization of Net Operating Loss Carryforward               (996)
                                                                     -------
           Gain on Sale of Collection Business                        $1,481
                                                                     =======

     The appraisal of the consideration paid by NCOG indicated that the fair value of the 345,178 shares of NCOG common stock received by CRW on February 2, 1997 was $8,300,000, or $24.05 per share, and that the fair value of the warrant to purchase 250,000 shares of NCOG common stock at $27.625 per share was $750,000.

     The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At March 31, 1997, the investment in NCOG is classified as available-for-sale and reported at market value; therefore, any unrealized holding gain or loss is presented as a separate component of stockholders' equity. As of March 31, 1997, the Company recorded an $819,000 unrealized loss on its investment in NCOG based on NCOG's March 31, 1997 common stock price of $21.87 per share.

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.  Investment in TeleSpectrum Worldwide Inc.

          The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at March 31, 1997 is $55,460,000. The condensed results of operations of TLSP for the three months ended March 31, 1997 are as follows (in thousands):

                Condensed Statement of Operations Information:
                    Revenue                           $49,154
                    Operating Income                    4,153
                    Net Income                          2,698

                Condensed Balance Sheet Information:
                    Current Assets                    $44,523
                    Non-current Assets                243,204
                    Current Liabilities                23,155
                    Non-current Liabilities            21,417
                    Stockholders' Equity              243,155

          The Company's share of TLSP's undistributed net income was $805,000 for the three months ended March 31, 1997. In addition, in February 1997, certain subordinated lenders of the Company exercised warrants to purchase 580,207 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants, whereby the warrants were cancelled in exchange for the Company's transfer to such lenders of 526,498 shares of TLSP common stock. After these exercises, CRW owned 7,198,642 shares of TLSP common stock. If all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,474,000 of consideration and would then own 6,215,839 shares of TLSP common stock.

6.   Discontinued Operations

     Below is a summary of the operating results for the Collection Business, which as discussed in Note 1 was sold on February 2, 1997 and has been classified as a discontinued operation. (In thousands)

                                                     Three Months Ended
                                              March 31, 1996    March 31, 1997
                                              --------------    --------------

Net Revenues                                     $8,004            $2,006
Operating Expenses                                7,434             2,101
                                                  -----            ------

Operating Income (loss)                             570               (95)
Income Taxes                                        217                36
                                                  -----            ------
Income (loss) from discontinued operations         $353              $(59)
                                                  =====            ======

                               CRW FINANCIAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   Common Stock Equivalents

     As of March 31, 1997, the Company had outstanding the following common stock equivalents:

                                                 Number of          Aggregate
                                               Common Stock          Exercise
                                                Equivalents          Proceeds
                                                -----------          --------
    Incentive and non-qualified options
         to purchase common stock               1,387,525          $3,372,480

    Convertible subordinated note                 592,654             962,075

    Warrants to purchase common stock             635,554           1,252,042
                                                ---------          ----------

                                                2,615,733          $5,586,597
                                                =========          ==========

    All of the common stock equivalents listed above are exercisable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CRW's operating results have been restated to reflect the classification of the Collection Business as a discontinued operation.

Continuing Operations

     Below is a summary of operating results (in thousands) for CRW and its CMC subsidiary:


                        Three Months Ended March 31, 1997
                        ---------------------------------
                                       CRW            Casino
                                     Financial     Money Centers       Total
                                     ---------     -------------       -----
Net Revenues                            $  --          $1,266          $1,266
Operating Expenses,
     excluding non-cash charges           379           1,165           1,544

Depreciation and amortization              25              14              39
                                        -----          ------          ------
Operating Income (loss)                 $(404)            $87          $ (317)
                                        =====          ======          ======



                        Three Months Ended March 31, 1996
                        ---------------------------------
                                       CRW            Casino
                                     Financial     Money Centers       Total
                                     ---------     -------------       -----

Net Revenues                            $  --           $846           $  846
Operating Expenses,
    excluding non-cash charges            317            764            1,081
Depreciation and Amortization               3             11               14
                                        -----           ----           ------
Operating Income (loss)                 $(320)          $ 71           $ (249)
                                        ======          ====           ======





Three Months Ended March 31, 1997 and March 31, 1996

     Net Revenues. Net revenues for the three months ended March 31, 1997 increased $420,000 (49.6%) to $1,266,000 from $846,000 for the three months ended March 31, 1996, primarily due to the commencement of CMC's check cashing and cash advance services at the Grand Coushatta Casino in January 1997.

     Operating Expenses. Operating expenses increased $488,000 (44.6%) to $1,583,000 for the three months ended March 31, 1997 from $1,095,000 for the three months ended March 31, 1996, primarily due to the commencement of CMC's check cashing and cash advance services at the Grand Coushatta Casino in January 1997.

     Operating Loss. The Company's operating loss was $317,000 for the three months ended March 31, 1997 compared to $249,000 for the three months ended March 31, 1996 due to the $420,000 increase in net revenues, offset by the $488,000 increase in operating expenses.

     Interest Expense. Interest expense increased $31,000 to $206,000 for the three months ended March 31, 1997 from $175,000 for the three months ended March 31, 1996 due to higher average borrowings outstanding under long-term debt in the 1997 first quarter as compared to the 1996 first quarter. The increase in long-term debt was due to borrowings made in 1996 to finance CRW's $2.1 million investment in TLSP.

     Income Taxes. Income taxes were $107,000 for the three months ended March 31, 1997 compared to a benefit of $158,000 for the three months ended March 31, 1996. The effective income tax rate was approximately 38% for both periods.

Discontinued Operations

     The results of operations for the Collection Business for the three months ended March 31, 1997 include the results from January 1, 1997 to February 2, 1997, the date on which the Collection Business was sold to NCOG. The decrease in revenues and operating income in the 1997 period as compared to the 1996 quarter was primarily due to the impact of higher seasonal revenues in February and March and the impact of a lower commission rate in 1997 for the division's largest customer, the California Student Aid Commission.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997 net cash used in operating activities was $1,328,000 compared to $1,589,000 of cash used in operating activities for the three months ended March 31, 1996. The decrease in cash used in operating activities in the 1997 period was primarily due to the cash provided by non-cash charges and working capital changes from discontinued operations.

     Net cash provided by investing activities during the three months ended March 31, 1997 was $3,567,000 compared to $117,000 of cash used in investing activities for the three months ended March 31, 1996 primarily due to proceeds from the sale of the Collection Business.

     Net cash used in financing activities during the three months ended March 31, 1997 was $1,856,000 compared to $1,788,000 of cash provided by financing activities for the three months ended March 31, 1996 primarily due to $2,114,000 of repayments of long-term debt.

     CRW has a $7.5 million revolving line of credit from a bank which is due on August 31, 1997. The amount of total outstanding borrowings under the revolving line of credit as of March 31, 1997 was $6.5 million. The Company plans to repay the revolving line of credit with proceeds from sale of its NCOG common stock. If the Company is unable to sell its NCOG common stock, or the proceeds from the sale of such stock are not sufficient to repay the revolving line of credit, CRW plans to extend the expiration date of its revolving line of credit or refinance it with proceeds from a new loan. CRW believes that its cash on hand, cash to be generated from the sale of NCOG common stock and available borrowings under the revolving line of credit or from proceeds of debt collateralized by its NCOG and/or TLSP common stock are adequate to meet its needs through December 31, 1997.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.
             Number    Document
             ------    --------

               3.1     Restated Certificate of Incorporation of the Company (1)

               3.2 Amendment to Restated Certificate of Incorporation of the Company (2)

               3.3     Amended Bylaws of the Company (3)

               4.1 Loan and Security Agreement dated May 11, 1995 between Mellon Bank, N.A. ("Mellon") and the Company (3)

               4.2 Amendment to Loan Security Agreement dated September 12, 1995 between Mellon and the Company (2)

               4.3 Second Amendment to Loan and Security Agreement dated September 19, 1996 between Mellon and the Company (2)

               4.4 Third Amendment to Loan and Security Agreement dated December 30, 1996 between Mellon and the Company (2)

               4.5 Fourth Amendment to Loan and Security Agreement dated February 4, 1997 between Mellon and the Company (2)

               4.6 Fifth Amendment to Loan and Security Agreement dated March 29, 1997 between Mellon and the Company (2)

               4.7 Term Loan Note and Addendum dated November 1, 1995 in favor of J. Brian O'Neill and Miriam P. O'Neill (2)

               10.1 Agreement of Lease dated as of July 1994 between CRW Building Limited Partnership and Casino and Credit Services, Inc. ("CCS") (1)

               10.2 Sublease Agreement dated May 10, 1995 between CCS and the Company (3)

               10.3    Sublease Agreement between TLSP and the Company (2)

               10.4 Lease Agreement dated July 1, 1996 between the Company and Lee Park Investors, L.P. (2)

               10.5 Lease Agreement dated December 5, 1996 between the Company and 210 Mall Boulevard Associates (2)

               10.6 Employment Agreement dated May 11, 1995 between J. Brian O'Neill and the Company (3)

               10.7 Employment Agreement dated May 11, 1995 between Jonathan P. Robinson and the Company (3)

               10.8    Amended and Restated 1995 Stock Option Plan of the
                       Company (5)

               10.9 Securities Purchase Agreement dated February 29, 1996 between the Company and certain purchasers defined therein (4)

               10.10 Asset Acquisition Agreement dated February 2, 1997 among the Company, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF Acquisition, Inc. and K & K Acquisition, Inc. (6)

               11      Computation of Per Share Earnings

               27      Financial Data Schedule

------------------

(1) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-62700) and incorporated herein by reference.

(4) Filed as an Exhibit tot he Company's Form 8-K dated February 29, 1996 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Form 8-K dated February 2, 1997 and incorporated herein by reference.

     (b) The Company filed a Form 8-K on February 18, 1997 pertaining to Item 2 of such form and containing Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1995 and nine months ended September 30, 1996 as well as a Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1996 following the sale of its Collection Business during February 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CRW FINANCIAL, INC.
                                                 ----------------------------
                                                    (Registrant)


Date:    May 15, 1997                              /s/ Jonathan P. Robinson
                                                   --------------------------
                                                   Jonathan P. Robinson,
                                                     Chief Financial Officer