Form 10-Q
period 1997-06-30
CRW FINANCIAL INC /DE
filed 1997-08-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1997
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to _________________

         Commission file number      0-26015
                                 --------------

                               CRW Financial, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-2691986
-------------------------------                     -------------------
(State or other jurisdiction or                      (I.R.S. employer
 incorporation or organization)                     identification no.)

443 South Gulph Road, King of Prussia, PA             19406
---------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    610/878-7429
                                                     ---------------

     ----------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         The number of shares outstanding of the Registrant's common stock is 6,255,433 as of August 12, 1997.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
          AT DECEMBER 31, 1996 AND JUNE 30, 1997                           3

          CONDENSED CONSOLIDATED STATEMENTS OF
          OPERATIONS FOR THE THREE AND SIX
          MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997                     4

          CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS FOR THE SIX MONTHS  ENDED
          JUNE 30, 1996 AND JUNE 30, 1997                                  5

          NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS                                             6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL
          CONDITION                                                       10

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                13

          SIGNATURES                                                      14


         In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, developments and results of the Company's business include, but are not limited to, those matters discussed herein the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                               CRW FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



        ASSETS                                                 DECEMBER 31, 1996    JUNE 30, 1997
        ------                                                 -----------------    -------------
                                                                                     (unaudited)
CURRENT ASSETS:                                                (In Thousands, Except Share Amounts)
  Cash                                                              $  1,448           $  1,737
  Net assets of discontinued operation                                 8,235               --
  Other current assets                                                   319                505
  Investment in NCO Group, Inc. (Note 4)                                --               10,888
                                                                    --------           --------

        Total current assets                                          10,002             13,130

PROPERTY AND EQUIPMENT, net                                              143                220


INTANGIBLE ASSETS, net                                                   475                470

INVESTMENT IN TELESPECTRUM WORLDWIDE INC.                             54,655             55,385

DEFERRED INCOME TAX ASSET                                              2,586              1,866

OTHER ASSETS                                                              84                 94
                                                                    --------           --------
                                                                    $ 67,945           $ 71,165
                                                                    ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Revolving line of credit                                       $  8,500           $  7,500
     Convertible subordinated note                                       685                312
     Accounts payable                                                    340                428
     Accrued expenses                                                  1,649              2,864
                                                                    --------           --------
           Total current liabilities                                  11,174             11,104
                                                                    --------           --------

DEFFERED INCOME TAXES                                                 21,898             21,898
                                                                    --------           --------

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares authorized,
           no shares issued and outstanding                             --                 --
     Common Stock $.01 par value, 20,000,000 shares authorized
           5,366,442 and 6,255,433 shares issued
           and outstanding, respectively                                  54                 63
     Additional paid-in capital                                       39,686             40,098
     Unrealized gain on investment in NCO Group, Inc.                   --                1,838
     Accumulated deficit                                              (4,867)            (3,836)
                                                                    --------           --------
Total stockholders' equity                                            34,873             38,163
                                                                    --------           --------
                                                                    $ 67,945           $ 71,165
                                                                    ========           ========


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                             June 30, 1996   June 30, 1997   June 30, 1996  June 30, 1997
                                             -------------   -------------   -------------  -------------
                                                            (In thousands, except share amounts)
NET REVENUES                                 $       908     $     1,280     $     1,754     $     2,546

OPERATING EXPENSES, excluding
  non-cash charges                                 1,297           1,890           2,378           3,434


SPECIAL COMPENSATION CHARGE (Note 5)                 629            --               629            --


DEPRECIATION AND AMORTIZATION                         61              41              75              80
                                             -----------     -----------     -----------     -----------

     Operating Loss                               (1,079)           (651)         (1,328)           (968)

INTEREST EXPENSE                                    (194)           (187)           (369)           (393)
                                             -----------     -----------     -----------     -----------

EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM           (419)            (75)           (419)            730
                                             -----------     -----------     -----------     -----------

     Loss from continuing operations
      before income taxes                         (1,692)           (913)         (2,116)           (631)

INCOME TAXES (BENEFIT)                              (575)           (347)           (733)           (240)
                                             -----------     -----------     -----------     -----------

     Loss from continuing operations              (1,117)           (566)         (1,383)           (391)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS, NET                                   3            --               356             (59)

GAIN ON SALE OF DISCONTINUED
       OPERATIONS, NET                              --              --              --             1,481
                                             -----------     -----------     -----------     -----------

       Net Income (loss)                     $    (1,114)    $      (566)    $    (1,027)    $     1,031
                                             ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE

       Continuing Operations                 $     (0.31)    $     (0.09)    $     (0.38)    $     (0.05)

       Discontinued Operations                      --              --              0.10            0.19
                                             -----------     -----------     -----------     -----------
                                             $     (0.31)    $      0.09     $     (0.28)    $      0.14
                                             ===========     ===========     ===========     ===========

 WEIGHTED AVERAGE
       SHARES OUTSTANDING (NOTE 3)             3,593,088       6,016,042       3,593,088       7,423,166
                                             ===========     ===========     ===========     ===========


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                              ----------------
                                                        June 30, 1996    June 30, 1997
                                                        -------------    -------------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                          $(1,027)        $ 1,031

  Adjustments to reconcile net income (loss)
  to net cash used in operating
  activities:
      Equity in (Earnings) Loss of TeleSpectrum                419            (730)
      Special Compensation Charge                              629            --
      Discontinued Operation - Non Cash Charges and
        Working Capital Changes                                404             357
      Gain on Sale of collection business                     --            (1,481)
      Depreciation and amortization                             75              80
      Deferred taxes                                          (733)           (240)
  (Increase)/decrease in assets
       Accounts receivable                                       4            (170)
       Other assets                                             18             (26)
  Increase (decrease) in liabilities
      Accounts payable                                         (68)             90
      Accrued expenses and other liabilities                  (954)         (1,195)
                                                           -------         -------

Net cash used in operating activities                       (1,233)         (2,284)
                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in TeleSpectrum                                  (2,110)           --
Purchases of property and equipment                            (58)            (98)
Proceeds from sale of collection business                     --             3,750
Investing activities of discontinued operations               (314)           (100)

Cash paid for acquisitions                                    --               (25)
                                                           -------         -------

Net cash provided by (used in) investing activities         (2,482)          3,527
                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of preferred stock                                    2,391            --
  Borrowings under subordinated notes                        2,100            --
  Proceeds from exercise of stock options                     --               421
  Repayments of long term debt                                (595)         (1,375)
                                                           -------         -------

Net cash provided by (used in) financing activities          3,896            (954)
                                                           -------         -------

INCREASE IN CASH                                               181             289

CASH, BEGINNING OF PERIOD                                      764           1,448
                                                           -------         -------

CASH, END OF PERIOD                                        $   945         $ 1,737
                                                           =======         =======


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. BACKGROUND:

         CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of common stock of TLSP, representing approximately 25% of the outstanding common stock of TLSP. As of June 30, 1997, CRW also owned 345,178 shares of NCO Group, Inc. ("NCOG") common stock (see Note 9). NCOG is a leading provider of accounts receivable services listed on the NASDAQ National Market System under the symbol NCOG. CRW's investment in NCOG was made on February 2, 1997 when it sold the assets of its accounts receivable management and debt collection division (the "Collection Business") to NCOG. In addition, CRW's wholly-owned subsidiary Casino Money Centers, Inc. ("CMC") provides check cashing and other financial services to the casino industry.

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

3 - NET INCOME (LOSS) PER COMMON SHARE:

         Net income per common share is computed using the weighted average number of shares of CRW common stock and CRW common stock equivalents outstanding during the period. If the inclusion of CRW common stock equivalents has an anti-dilutive effect in the aggregate, it was excluded from the calculation. For the six months ended June 30, 1997, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations were modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds were assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax.

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


                                             Pro Forma Net Income (Loss) Per Common Share
                                 For the Three Months Ended                     For the Six Months Ended
                                      June 30, 1997                                   June 30, 1997
                         ---------------------------------------        ----------------------------------------
                         Continuing    Discontinued                     Continuing    Discontinued
                         Operations     Operations        Total         Operations     Operations         Total
                         ----------    ------------       -----         ----------    ------------        -----
EPS as Reported          $  (0.09)       $  --          $  (0.09)        $  (0.05)       $   0.19        $   0.14
Effect of SFAS 128            --            --               --             (0.02)           0.05            0.03
                         --------        ------         --------         --------        --------        --------
Pro Forma Basic EPS      $  (0.09)       $  --          $  (0.09)        $  (0.07)       $   0.24        $   0.17
                         ========        ======         ========         ========        ========        ========
EPS as Reported          $  (0.09)       $  --          $  (0.09)        $  (0.05)       $   0.19        $   0.14
Effect of SFAS 128            --            --               --               --               --             --
                         --------        ------         --------         --------        --------        --------
Pro Forma Diluted EPS    $  (0.09)       $  --          $  (0.09)        $  (0.05)       $   0.19        $   0.14
                         ========        ======         ========         ========        ========        ========



                                             Pro Forma Net Income (Loss) Per Common Share
                                 For the Three Months Ended                     For the Six Months Ended
                                      June 30, 1996                                   June 30, 1996
                         ---------------------------------------        ----------------------------------------
                         Continuing    Discontinued                     Continuing    Discontinued
                         Operations     Operations        Total         Operations     Operations         Total
                         ----------    ------------       -----         ----------    ------------        -----
EPS as Reported          $  (0.31)         $--          $  (0.31)       $  (0.38)       $   0.10        $  (0.28)
Effect of SFAS 128            --            --               --              --              --              --
                         --------          ----         --------        --------        --------        --------
Pro Forma Basic EPS      $  (0.31)         $--          $  (0.31)       $  (0.38)       $   0.10        $  (0.28)
                         ========          ====         ========        ========        ========        ========
EPS as Reported          $  (0.31)         $--          $  (0.31)       $  (0.38)       $   0.10        $  (0.28)
Effect of SFAS 128            --            --               --              --              --              --
                         --------          ----         --------        --------        --------        --------
Pro Forma Diluted EPS    $  (0.31)         $--          $  (0.31)       $  (0.38)       $   0.10        $  (0.28)
                         ========          ====         ========        ========        ========        ========




4. SALE OF COLLECTION BUSINESS:

         On February 2, 1997, CRW sold the assets of its Collection Business to NCOG for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 345,178 shares of NCOG common stock, and a warrant to purchase 250,000 shares of NCOG common stock at $27.625 per share. CRW recorded an after-tax gain of $1,481,000 on the sale of the Collection Business. The gain will not result in the payment of any Federal income taxes as the Company has sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):

      Fair Market Value of Consideration Paid by NCOG                $12,800
      Net Assets Sold                                                 (7,942)
      Retention, Severance Pay and Non-compete Payments               (1,339)
      Estimated Purchase Price Adjustment                               (260)
      Professional Fees and Accrued Expenses                            (782)
                                                                      ------

      Gain before income taxes                                         2,477
      Utilization of Net Operating Loss Carryforward                    (996)
                                                                      ------
      Gain on Sale of Collection Business                             $1,481
                                                                      ======

           The appraisal of the consideration paid by NCOG indicated that the fair value of the 345,178 shares of NCOG common stock received by CRW on February 2, 1997 was $8,300,000, or $24.05 per share, and that the fair value of the warrant to purchase 250,000 shares of NCOG common stock at $27.625 per share was $750,000.

         The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At June 30, 1997, the investment in NCOG is classified as available-for-sale and reported at market value; therefore, any unrealized holding gain or loss is presented as a separate component of stockholders' equity. As of June 30, 1997, the Company recorded an $1,838,000 unrealized gain on its investment in NCOG based on NCOG's June 30, 1997 common stock price of $29.375 per share.

5.    INVESTMENT IN TELESPECTRUM WORLDWIDE INC.

         On April 29, 1996, CRW formed a wholly-owned subsidiary, TeleSpectrum Worldwide Inc. ("TLSP") which entered into asset purchase agreements to acquire six teleservices businesses for approximately $200 million in cash, TLSP common stock, notes and other assumed liabilities. On May 23, 1996, CRW made a $2,110,000 capital contribution to TLSP and issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase 839,108 shares of TLSP common stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a non-cash compensation charge of $629,000 on May 23, 1996. TLSP's acquisitions and its initial public offering were completed on August 12, 1996.

         The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at June 30, 1997 is $55,385,000. The condensed results of operations of TLSP for the six months ended June 30, 1997 are as follows (in thousands):

                 Condensed Statement of Operations Information:

                     Revenue                            $103,776
                       Operating Income                    3,543
                       Net Income                          2,080

                 Condensed Balance Sheet Information:

                       Current Assets                   $ 51,949
                       Non-current Assets                255,262
                       Current Liabilities                27,547
                       Non-current Liabilities            37,125
                       Stockholders' Equity              242,539

         The Company's share of TLSP's undistributed net income was $730,000 for the six months ended June 30, 1997. In addition, during the six months ended June 30, 1997 certain warrant holders exercised warrants to purchase 809,155 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants, whereby the warrants were cancelled in exchange for 732,583 shares of TLSP common stock. After these exercises, CRW owned 6,992,557 shares of TLSP common stock. If all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,131,000 of consideration and would then own 6,238,413 shares of TLSP common stock.

6. DISCONTINUED OPERATIONS:

         Below is a summary of the operating results for the Collection Business, which as discussed in Note 1 was sold on February 2, 1997 and has been classified as a discontinued operation. (In thousands)


                                                  Three Months Ended                  Six Months Ended
                                             June 30, 1996    June 30, 1997     June 30, 1996      June 30, 1997
                                             -------------    -------------     -------------      -------------
Net Revenues                                    $ 7,647            $--              $15,651            $ 2,006
Operating Expenses                                7,643             --               15,077              2,101
                                                -------            ---              -------            -------
Operating Income (loss)                               4             --                  574                (95)
Income Taxes                                          1             --                  218                 36
                                                -------            ---              -------            -------
Income (loss) from discontinued operations      $     3            $--              $   356            $   (59)
                                                =======            ===              =======            =======

7. COMMON STOCK EQUIVALENTS

         As of June 30, 1997, the Company had outstanding the following common stock equivalents:

                                                 Number of            Aggregate
                                               Common Stock           Exercise
                                               Equivalents            Proceeds
                                               ------------           --------
Incentive and non-qualified options
     to purchase common stock                   1,258,117            $3,209,867
Convertible subordinated note                     592,654               962,075
Warrants to purchase common stock                 362,500             1,002,875
                                                ---------            ----------
                                                2,213,271            $5,174,817
                                                =========            ==========

         All of the common stock equivalents listed above are exercisable.

8. LITIGATION:

         CRW is a party to a number of lawsuits which were incidental to the ordinary course of its Collection Business. CRW has settled several such lawsuits subsequent to the sale of the Collection Business. The estimated liabilities associated with such lawsuits were accrued as part of the gain on the sale of the Collection Business described in Note 4. NCOG did not assume any potential liability under such lawsuits. One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Piscitelli has made a claim against the Company for approximately $2 million based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. The Company believes that Mr. Piscitelli's claims have no merit and intends to vigorously defend this action. In the current opinion of management, if Mr. Piscitelli were to receive the full amount of damages requested in his lawsuit, the payment of such amount would have a material adverse effect on the Company's business, financial condition and results of operations.

9. SUBSEQUENT EVENT

         On July 8, 1997, CRW completed the sale of its 345,178 shares of NCOG common stock for $27.875 per share, generating net proceeds of $9,623,000. The sale of the stock resulted in an after-tax gain of approximately $800,000. The net proceeds from the sale were used to fully retire the Company's $7,500,000 of bank debt and to reduce other current liabilities of the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         Below is a summary of operating results (in thousands) for the Company's two continuing business segments, CRW Financial, Inc. and Casino Money Centers, Inc.

                                       Three Months Ended June 30, 1997
                                       --------------------------------
                                       CRW         Casino
                                     Financial  Money Centers    Total
                                     ---------  -------------    -----
Net Revenues                         $  --         $ 1,280      $ 1,280
Operating Expenses,
     excluding non-cash charges          743         1,147        1,890
Depreciation and Amortization             25            16           41
                                     -------       -------      -------
Operating (Loss) Income              $  (768)      $   117      $  (651)
                                     =======       =======      =======

                                       Three Months Ended June 30, 1996
                                       --------------------------------
                                       CRW         Casino
                                     Financial  Money Centers    Total
                                     ---------  -------------    -----
Net Revenues                         $  --         $   908      $   908
Operating Expenses,
     excluding non-cash charges          514           783        1,297
Special compensation charge              629          --            629
Depreciation and Amortization             49            12           61
                                     -------       -------      -------
Operating (Loss) Income              $(1,192)      $   113      $(1,079)
                                     =======       =======      =======



Three Months Ended June 30, 1997 and June 30, 1996

         Net Revenues. Net revenues for the three months ended June 30, 1997 increased $372,000 (41%) to $1,280,000 from $908,000 for the three months ended June 30, 1996, primarily due to revenue from CMC's new check cashing and cash advance facility inside the Grand Coushatta Casino in Kinder, Louisiana.

         Operating Expenses. Operating expenses decreased $56,000 (3%) to $1,931,000 for the three months ended June 30, 1997 from $1,987,000 for the three months ended June 30, 1996.

         CRW Financial's operating expenses decreased $424,000 (36%) to $768,000 for the three months ended June 30, 1997 from $1,192,000 for the three months ended June 30, 1996 primarily due to a special compensation charge of $629,000 in 1996, partially offset by approximately $200,000 of legal expenses in 1997 related to litigation with a former employee.

         Casino Money Centers operating expenses increased $368,000 (46%) to $1,163,000 for the three months ended June 30, 1997 from $795,000 for the three months ended June 30, 1996, primarily due to operating expenses from the new facility at the Grand Coushatta Casino.

         Depreciation and amortization expenses decreased $20,000 to $41,000 for the three months ended June 30, 1997 from $61,000 for the three months ended June 30, 1996 due to fixed assets which became fully depreciated in 1997.

         Operating Loss. The Company generated an operating loss of $651,000 for the three months ended June 30, 1997 compared to an operating loss of $1,079,000 for the three months ended June 30, 1996 due to the $372,000 increase in net revenues and the $56,000 decrease in operating expenses.

         Interest Expense. Interest expense was $194,000 for the three months ended June 30, 1997 compared to $187,000 for the three months ended June 30, 1996. The increase in interest expense was due to slightly higher average borrowings in 1997.

         Income Tax Benefit. The income tax benefit was $347,000 for the three months ended June 30, 1997 compared to $575,000 for the three months ended June 30, 1996, reflecting an effective tax rate of approximately 38% for both periods.

                                        Six Months Ended June 30, 1997
                                       --------------------------------
                                       CRW         Casino
                                     Financial  Money Centers    Total
                                     ---------  -------------    -----
Net Revenues                         $  --         $ 2,546      $ 2,546
Operating Expenses,
     excluding non-cash charges        1,095         2,339        3,434

Depreciation and amortization             50            30           80
                                     -------       -------      -------

Operating Income (loss)              $(1,145)      $   177      $  (968)
                                     =======       =======      =======



                                        Six Months Ended June 30, 1996
                                       --------------------------------
                                       CRW         Casino
                                     Financial  Money Centers    Total
                                     ---------  -------------    -----

Net Revenues                         $  --         $ 1,754      $ 1,754
Operating Expenses,
     excluding non-cash charges          832         1,546        2,378
Special compensation charge              629          --            629

Depreciation and amortization             52            23           75
                                     -------       -------      -------

Operating Income (loss)              $(1,513)      $   185      $(1,328)
                                     =======       =======      =======


Six Months Ended June 30, 1997 and June 30, 1996

         Net Revenues. Net revenues for the six months ended June 30, 1997 increased $792,000 (45%) to $2,546,000 from $1,754,000 for the six months ended June 30, 1996.

         Operating Expenses. Operating expenses increased $432,000 (14%) to $3,514,000 for the six months ended June 30, 1997 from $3,082,000 for the six months ended June 30, 1996.

         CRW Financial's operating expenses decreased $368,000 (24%) to $1,145,000 for the six months ended June 30, 1997 from $1,513,000 for the six months ended June 30, 1996 primarily due to the $629,000 special compensation charge in 1996, partially offset by approximately $200,000 of legal expenses in 1997 related to litigation with a former employee.

         Casino Money Centers operating expenses increased $800,000 (51%) to $2,369,000 for the six months ended June 30, 1997 from $1,569,000 for the six months ended June 30, 1996, primarily due to operating expenses from the new facility at the Grand Coushatta Casino.

         Depreciation and amortization expenses increased $5,000 to $80,000 for the six months ended June 30, 1997 from $75,000 for the six months ended June 30, 1996, due to capital expenditures in the second quarter of 1997.

         Operating Loss. The Company generated an operating loss of $968,000 for the six months ended June 30, 1997 compared to an operating loss of $1,328,000 for the six months ended June 30, 1996 due to the $792,000 increase in net revenues partially offset by the $432,000 increase in operating expenses.

         Interest Expense. Interest expense increased $24,000 to $393,000 for the six months ended June 30, 1997 from $369,000 for the six months ended June 30, 1996 due to slightly higher average borrowings in 1997.

         Income Tax Benefit. The income tax benefit was $240,000 for the six months ended June 30, 1997 compared to $733,000 for the six months ended June 30, 1996. The effective tax rate was approximately 38% for both periods.

INFLATION

         Inflation has not had a significant impact on the Company's operations to date.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997 net cash used in operating activities was $2,284,000 compared to $1,233,000 for the six months ended June 30, 1996. The increase in cash used in operating activities in the 1997 period was primarily due to a $269,000 increase in the Company's operating loss in the 1997 period as compared to the operating loss in the 1996 period excluding the non-cash special compensation charge of $629,000, and a $669,000 decrease in the operating income of the discontinued operations of the Collection Business in the 1997 period as compared to the 1996 period.

         Net cash provided by investing activities was $3,538,000 during the six months ended June 30, 1997 and consisted primarily of $3,750,000 of cash proceeds from the sale of the Collection Business. Net cash used in investing activities for the six months ended June 30, 1996 was $2,482,000 and consisted primarily of $314,000 of capital expenditures and the Company's $2,110,000 investment in TeleSpectrum.

         Net cash used in financing activities during the six months ended June 30, 1997 was $954,000 due to $1,375,000 of repayments of debt, net of $421,000 of proceeds from exercises of stock options. Net cash provided by financing activities was $ 3,896,000 for the six months ended June 30, 1996 and consisted of $2,391,000 of proceeds from the sale of preferred stock, $2,100,000 of borrowings under subordinated notes and $595,000 of repayments of debt.


         CRW believes that its existing cash on hand, cash to be obtained from the planned future sale of CRW's warrant to purchase NCOG common stock and cash anticipated to be generated from exercises of outstanding options and warrants to purchase CRW's common stock will be adequate to meet its needs for at least the next twelve months. In connection with the Company's repayment of its $7,500,000 of bank debt (see Note 9), the Company's line of credit with that bank was terminated. The Company may obtain a new bank loan to further capitalize its Casino Money Centers, Inc. subsidiary in connection with the Company's planned spin-off of CMC to its shareholders.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                   27 - Financial Data Schedule

          (b) The Company filed a Form 8-K/A on April 18, 1997 containing pro forma financial statements of the Company as of December 31, 1996 as a result of the sale of the Company's Collection Business. The Form 8-K/A was filed pursuant to Item 2 of such form.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRW FINANCIAL, INC.
                                                 (Registrant)


Date: August 14, 1997         /s/ Jonathan P. Robinson
                              -------------------------------------------------
                                  Jonathan P. Robinson, Chief Financial Officer