Form 10-Q
period 1997-09-30
CRW FINANCIAL INC /DE
filed 1997-11-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                                    ------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____________  to  _____________


     Commission file number 0-26015
                            -------


                               CRW Financial, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      23-2691986
   -------------------------------                       -------------------
   (State or other jurisdiction or                        (I.R.S. employer
    incorporation or organization)                       identification no.)

                443 South Gulph Road  King of Prussia, PA  19406
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


        Registrant's telephone number, including area code: 610/878-7429
                                                            ------------


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


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


     The number of shares outstanding of the Registrant's common stock is 6,255,433 as of October 31, 1997.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
             AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1997                  3

             CONDENSED CONSOLIDATED STATEMENTS OF
             OPERATIONS FOR THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997       4

             CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS FOR THE NINE MONTHS  ENDED
             SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997                    5

             NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS                                         6

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION                                                   10

PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K                               13

           SIGNATURES                                                    14


     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, developments and results of the Company's business include, but are not limited to, (i) the possibility that the Company may not have sufficient capital resources to meet its needs, and if additional capital is needed, that the Company may be unable to obtain such additional capital on terms acceptable to the Company, or at all,
(ii) an adverse outcome of litigation involving the Company (see Note 8 to the financial statements in Part I), (iii) that the Company is unable to maintain or increase the amount of revenues from its Casino Money Centers, Inc. subsidiary, as well as (iv) the other matters discussed herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS                              DECEMBER 31, 1996   SEPTEMBER 30, 1997
                     ------                              -----------------   ------------------
                                                                                 (unaudited)
CURRENT ASSETS:                                           (In Thousands, Except Share Amounts)
     Cash                                                     $ 1,448              $ 1,522
     Net assets of discontinued operation                       8,235                   --
     Other current assets                                         319                  336
     Investment in NCO Group, Inc. (Note 4)                        --                  750
                                                              -------              -------

           Total current assets                                10,002                2,608

PROPERTY AND EQUIPMENT, net                                       143                  242

INTANGIBLE ASSETS, net                                            475                  372

INVESTMENT IN TELESPECTRUM WORLDWIDE INC                       54,655               52,285

DEFERRED INCOME TAX ASSET                                       2,586                1,866

OTHER ASSETS                                                       84                   90
                                                              -------              -------

                                                              $67,945              $57,463
                                                              =======              =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                 $ 8,500              $    --
     Convertible subordinated note                                685                  171
     Accounts payable                                             340                  408
     Accrued expenses                                           1,649                2,372
                                                              -------              -------

           Total current liabilities                           11,174                2,951
                                                              -------               ------


DEFFERED INCOME TAXES                                          21,898               21,898
                                                              -------              -------

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000
           shares authorized, no shares
           issued and outstanding                                  --                   --
     Common Stock $.01 par value, 20,000,000 shares
           authorized 5,366,442 and 6,255,433
           shares issued and outstanding,
           respectively                                            54                   63
     Additional paid-in capital                                39,686               40,098
     Accumulated deficit                                       (4,867)              (7,547)
                                                              -------              -------
Total stockholders' equity                                     34,873               32,614
                                                              -------              -------

                                                              $67,945              $57,463
                                                              =======              =======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE  MONTHS ENDED                      NINE MONTHS ENDED
                                                               September 30,                            September 30,
                                                      -------------------------------         -------------------------------
                                                          1996                1997                1996                1997
                                                      -----------         -----------         -----------         -----------
                                                                         (In thousands, except share amounts)
NET REVENUES                                          $       901         $     1,160         $     2,654         $     3,706

OPERATING EXPENSES, excluding
  non-cash charges                                          1,393               2,958               4,285               6,392

SPECIAL COMPENSATION CHARGE (Note 5)                          690                --                 1,319                --

DEPRECIATION AND AMORTIZATION                                  39                 109                  36                 190
                                                      -----------         -----------         -----------         -----------

     Operating Loss                                        (1,221)             (1,907)             (2,986)             (2,876)

GAIN ON SALE OF SECURITIES                                  1,176               1,324               1,176               1,324
INTEREST EXPENSE                                             (224)                (27)               (593)               (420)

EQUITY IN EARNINGS (LOSS)
OF TELESPECTRUM                                               177              (3,100)               (100)             (2,370)
                                                      -----------         -----------         -----------         -----------

     Loss from continuing operations
      before income taxes                                     (92)             (3,710)             (2,503)             (4,342)
INCOME TAXES (BENEFIT)                                        (47)               --                (1,075)               (240)
                                                      -----------         -----------         -----------         -----------
     Loss from continuing operations                          (45)             (3,710)             (1,428)             (4,102)
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS, NET                                         (802)               --                  (446)                (59)
GAIN ON SALE OF DISCONTINUED
       OPERATIONS,  NET                                      --                  --                  --                 1,481
                                                      -----------         -----------         -----------         -----------
       Income (loss) before extraordinary item               (847)             (3,710)             (1,874)             (2,680)

EXTRAORDINARY LOSS ON EXTINQUISHMENT
OF DEBT,  NET                                                (746)               --                  (746)               --
                                                      -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                     $    (1,593)        $    (3,710)        $    (2,620)        $    (2,680)
                                                      ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE

            Continuing  Operations                    $     (0.01)        $     (0.59)        $     (0.39)        $     (0.68)
            Discontinued Operations                         (0.22)               --                 (0.12)               0.24
            Extraordinary Item                              (0.20)               --                 (0.21)               --
                                                      -----------         -----------         -----------         -----------

                                                      $     (0.43)        $     (0.59)        $     (0.72)        $     (0.44)
                                                      ===========         ===========         ===========         ===========
 WEIGHTED AVERAGE
 SHARES OUTSTANDING  (NOTE 3)                           3,700,413           6,255,433           3,628,063           6,044,350
                                                      ===========         ===========         ===========         ===========

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                               SEPT 30, 1996    SEPT 30, 1997
                                                               -------------    -------------
                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                         $ (2,620)        $ (2,680)

   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
       Equity in Loss of TeleSpectrum                                 100            2,370
       Non-cash special compensation charge                           629               --
       Non cash extraordinary loss                                    746               --
       Discontinued Operation - Non Cash Charges and
           Working Capital Changes                                    360              357
       Gain on sale of collection business                             --           (1,481)
       Gain on sale of NCO Group, Inc. stock                           --           (1,324)
       Depreciation and amortization                                   36              190
       Deferred taxes                                              (1,349)            (204)
   (Increase)/decrease in assets
        Other assets                                                    5              (17)
    Increase(decrease) in liabilities
       Accounts payable                                                20               68
       Accrued expenses and other liabilities                          50           (1,737)
                                                                 --------         --------

Net cash used in operating activities                              (2,023)          (4,458)
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of NCO Group, Inc. common stock                --            9,623
     Cash paid for acquisition                                         --              (25)
     Investment in TeleSpectrum                                    (2,110)              --
     Purchases of property and equipment                              (10)            (123)
     Proceeds from sale of collection business                         --            3,750
     Investing activities of discontinued operations                 (480)            (100)
                                                                 --------         --------

Net cash provided by (used in) investing activities                (2,600)          13,125
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of deferred financing costs                               (32)              --
   Sale of preferred stock                                          2,382               --
   Proceeds from exercise of stock options                            455              421
   Repayments of long term debt                                      (795)            (514)
   Borrowings under line of credit                                  2,000           (8,500)
                                                                 --------         --------
Net cash provided by (used in)  financing activities                4,010           (8,593)
                                                                 --------         --------


INCREASE (DECREASE) IN CASH                                          (613)              74

CASH, BEGINNING OF PERIOD                                           1,513            1,448
                                                                 --------         --------

CASH, END OF PERIOD                                              $    900         $  1,522
                                                                 ========         ========

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. BACKGROUND:

     CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of common stock of TLSP, representing approximately 25% of the outstanding common stock of TLSP. As of September 30, 1997, CRW also owned a warrant to purchase 250,000 shares of NCO Group, Inc. ("NCOG") common stock at an exercise price of $27.625 per share (see
Note 4). NCOG is a leading provider of accounts receivable services listed on the NASDAQ National Market System under the symbol NCOG. CRW's investment in NCOG was made on February 2, 1997 when it sold the assets of its accounts receivable management and debt collection division (the "Collection Business") to NCOG. In addition, CRW's wholly-owned subsidiary Casino Money Centers, Inc. ("CMC") provides check cashing and other financial services to the casino industry.

     The Company's Board of Directors announced on October 15, 1997 that it has established an independent committee of the Board of Directors and has retained an independent financial adviser to evaluate strategic alternatives to maximize shareholder value, including, without limitation, (i) a sale of its CMC subsidiary, (ii) a sale of all or part of its 25% ownership in TLSP or (iii) a merger with TLSP or another party.

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

3. NET INCOME (LOSS) PER COMMON SHARE:

     Net income per common share is computed using the weighted average number of shares of CRW common stock and CRW common stock equivalents outstanding during the period. If the inclusion of CRW common stock equivalents has an anti-dilutive effect in the aggregate, it was excluded from the calculation. For the three and nine months ended September 30, 1997, and 1996 the inclusion of CRW common stock equivalent had an antidilutive effect and were excluded from the net loss per common share calculation.

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


                                                      Pro Forma Net Income (Loss) Per Common Share
                                       For the Three Months Ended                      For the Nine Months Ended
                                           September 30, 1997                              September 30, 1997
                                 ---------------------------------------------------------------------------------------
                                 Continuing     Discontinued                   Continuing     Discontinued
                                 Operations      Operations       Total        Operations      Operations         Total
                                 ----------     ------------     -------       ----------     ------------       -------
EPS as Reported                    $(0.59)          $ --         $(0.59)         $(0.68)          $0.24          $(0.44)
Effect of SFAS 128                     --             --             --              --              --              --
Pro Forma Basic EPS                $(0.59)          $ --         $(0.59)         $(0.68)          $0.24          $(0.44)
                                   ======           ====         ======          ======           =====          ======

EPS as Reported                    $(0.59)          $ --         $(0.59)         $(0.68)          $0.24          $(0.44)
Effect of SFAS 128                   --               --            --               --              --              --
                                   ------           ----         ------          ------           -----          ------
Pro Forma Diluted EPS              $(0.59)          $ --         $(0.59)         $(0.68)          $0.24          $(0.44)
                                  =======           ====         ======          ======           =====          ======


                                                      Pro Forma Net Income (Loss) Per Common Share
                           -----------------------------------------------------------------------------------------------------
                                       For the Three Months Ended                          For the Nine Months Ended
                                           September 30, 1996                                  September 30, 1996
                           ----------------------------------------------     --------------------------------------------------
                                                        Extra-                                               Extra-
                           Continuing   Discontinued   ordinary               Continuing    Discontinued    ordinary
                           Operations    Operations      Item       Total     Operations     Operations       Item         Total
                           ----------   ------------   --------    ------     ----------    ------------    --------      ------
EPS as Reported              $(0.01)      $(0.22)       $(0.20)    $(0.43)      $(0.39)        $(0.21)       $(0.12)      $(0.72)
Effect of SFAS 128               --           --            --         --           --             --            --           --
                             ------       ------        ------     ------       ------         ------        ------
Pro Forma Basic EPS          $(0.01)      $(0.22)       $(0.20)    $(0.43)      $(0.39)        $(0.21)       $(0.12)      $(0.72)
                             ======       ======        ======     ======       ======         ======        ======       ======

EPS as Reported              $(0.01)      $(0.22)       $(0.20)    $(0.43)      $(0.39)        $(0.21)       $(0.12)      $(0.72)
Effect of SFAS 128               --           --            --         --           --             --            --           --
                             ------       ------        ------     ------       ------         ------        ------       ------
Pro Forma Diluted EPS        $(0.01)      $(0.22)       $(0.20)    $(0.43)      $(0.39)        $(0.21)       $(0.12)      $(0.72)
                             ======       ======        ======     ======       ======         ======        ======       ======


4.  SALE OF COLLECTION BUSINESS:

     On February 2, 1997, CRW sold the assets of its Collection Business to NCOG for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 345,178 shares of NCOG common stock, and a warrant to purchase 250,000 shares of NCOG common stock at $27.625 per share. The warrant will be adjusted for NCOG's three-for-two stock split payable December 8, 1997 into a warrant to purchase 375,000 shares of NCOG common stock at $18.417 per share. The Company recorded an after-tax gain of $1,481,000 on the sale of the Collection Business. The gain will not result in the payment of any Federal income taxes as the Company has sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):

      Fair Market Value of Consideration Paid by NCOG                  $12,800
      Net Assets Sold                                                   (7,942)
      Retention, Severance Pay and Non-compete Payments                 (1,339)
      Estimated Purchase Price Adjustment                                 (260)
      Professional Fees and Accrued Expenses                              (782)
                                                                       -------
      Gain before income taxes                                           2,477
      Utilization of Net Operating Loss Carryforward                      (996)
                                                                       -------
      Gain on Sale of Collection Business                              $ 1,481
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

     On July 8, 1997, the Company sold its 345,178 shares of NCOG common stock in an underwritten secondary offering and received net proceeds of approximately $9,623,000. As a result, the Company recognized a pre-tax gain of approximately $1,324,000 on the sale.

5. INVESTMENT IN TELESPECTRUM WORLDWIDE INC.

     On April 29, 1996, CRW formed a wholly-owned subsidiary, TeleSpectrum Worldwide Inc. ("TLSP"), which entered into asset purchase agreements to acquire six teleservices businesses for approximately $200 million consisting of cash, TLSP common stock, notes and other assumed liabilities. On May 23, 1996, CRW made an approximately $2.11 million capital contribution to TLSP and issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase 839,108 shares of TLSP common stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a non-cash compensation charge of $629,000 on May 23, 1996. TLSP's acquisitions and its initial public offering were completed on August 12, 1996.

     The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at September 30, 1997 is $52,285,000. The condensed results of operations of TLSP for the nine months ended September 30, 1997 are as follows (in thousands):

           Condensed Statement of Operations Information:

              Revenue                                     $149,576
              Operating Loss                               (11,791)
              Net Loss                                     (11,201)

           Condensed Balance Sheet Information:

              Current Assets                               $ 47,302
              Non-current Assets                            253,102
              Current Liabilities                            26,424
              Non-current Liabilities                        44,880
              Stockholders' Equity                          229,100

     In September 1996, certain subordinated lenders exercised warrants to purchase 784,997 shares of TLSP stock from CRW for $1.50 per share. As a result, the Company recorded a gain on the sale of $1,176,000. In addition, during the nine months ended June 30, 1997 certain warrant holders exercised warrants to purchase 809,155 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants, whereby the warrants were cancelled in exchange for 732,583 shares of TLSP common stock. After these exercises, CRW owned 6,992,557 shares of TLSP common stock. If all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,131,000 of consideration and would then own 6,238,413 shares of TLSP common stock.

     The Company has assessed the carrying value of its investment in TLSP at September 30, 1997 in light of TLSP's operating loss for the nine months ended September 30, 1997 and the decline in the quoted market price of TLSP's common stock below CRW's carrying amount. The Company believes that these declines are temporary and that there are no material impairments to its investment balance at September 30, 1997. The Company will continue to assess the carrying value of its investment in TLSP.

6. DISCONTINUED OPERATIONS:

     Below is a summary of the operating results for the Collection Business, which as discussed in Note 1 was sold on February 2, 1997 and has been classified as a discontinued operation. (In thousands)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                         --------------------         ----------------------
                                          1996           1997           1996           1997
                                         ------          ----         -------         ------
Net Revenues                             $5,966          $ --         $21,618         $2,006
Operating Expenses                        7,260            --          22,338          2,101
                                         ------          ----         -------         ------

Operating Income (loss)                  (1,294)           --            (720)           (95)
Income Taxes                               (492)           --            (274)            36
                                         ------          ----         -------         ------
Loss from discontinued operations        $ (802)         $ --         $  (446)        $  (59)
                                         ======          ====         =======         ======

7. COMMON STOCK EQUIVALENTS

     As of September 30, 1997, the Company had outstanding the following common stock equivalents:

                                                   Number of        Aggregate
                                                 Common Stock       Exercise
                                                 Equivalents        Proceeds
                                                 ------------      ----------
Incentive and non-qualified options
   to purchase common stock                       1,258,117        $3,209,867

Convertible subordinated note                       592,654           962,075

Warrants to purchase common stock                   362,500         1,002,875
                                                  ---------        ----------
                                                  2,213,271        $5,174,817
                                                  =========        ==========

     All of the common stock equivalents listed above are exercisable.

8. LITIGATION:

     CRW is a party to a number of lawsuits which were incidental to the ordinary course of its Collection Business. CRW has settled several such lawsuits subsequent to the sale of the Collection Business. NCOG did not assume any potential liability under such lawsuits. One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. In August 1996, Mr. Piscitelli made a claim against the Company for approximately $2 million based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. The Company believes that Mr. Piscitelli's claims have no merit and is vigorously defending this action. In the current opinion of management, if Mr. Piscitelli were to receive the full amount of damages requested in his lawsuit, the payment of such amount would have a material adverse effect on the Company's business, financial condition and results of operations.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Below is a summary of operating results (in thousands) for the Company's two continuing business segments, CRW Financial, Inc. and Casino Money Centers, Inc.

                                     Three Months Ended September 30, 1997
                                   ------------------------------------------
                                      CRW            Casino
                                   Financial      Money Centers        Total
                                   ---------      -------------       -------
Net Revenues                        $    --          $1,160           $ 1,160
Operating Expenses,
     excluding non-cash charges       1,893           1,065             2,958
Depreciation and Amortization            94              15               109
                                    -------          ------           -------
Operating (Loss) Income             $(1,987)         $   80           $(1,907)
                                    =======          ======           =======



                                     Three Months Ended September 30, 1996
                                   ------------------------------------------
                                      CRW            Casino
                                   Financial      Money Centers        Total
                                   ---------      -------------        ------

Net Revenues                        $    --           $901            $   901
Operating Expenses,
     excluding non-cash charges         556            837              1,393
Special compensation charge             690             --                690
Depreciation and Amortization            26             13                 39
                                    -------           ----            -------

Operating (Loss) Income             $(1,272)          $ 51            $(1,221)
                                    =======           ====            =======


Three Months Ended September 30, 1997 and September 30, 1996

     Net Revenues. Net revenues for the three months ended September 30,1997 increased $259,000 (29%) to $1,160,000 from $901,000 for the three months ended September 30, 1996

     Operating Expenses. Operating expenses increased $945,000 (45%) to $3,067,000 for the three months ended September 30, 1997 from $2,122,000 for the three months ended September 30, 1996, primarily due to operating expenses from CMC's new facility in Louisiana and from costs associated with CRW's litigation with Eugene Piscitelli.

     CRW Financial's operating expenses increased $715,000 (56%) to $1,987,000 for the three months ended September 30, 1997 from $1,272,000 for the three months ended September 30, 1996 primarily due to costs associated with the litigation with a former employee.

     Casino Money Centers operating expenses increased $230,000 (27%) to $1,080,000 for the three months ended September 30, 1997 from $850,000 for the three months ended September 30, 1996, primarily due to operating expenses from the new facility at the Grand Coushatta Casino.

     Depreciation and amortization expenses increased $70,000 to $109,000 for the three months ended September 30, 1997 from $39,000 for the three months ended September 30, 1996 due to a write-off of unamortized deferred financial charges of approximately $75,000 in connection with the Company's repayment of its revolving line of credit.

     Operating Loss. The Company generated an operating loss of $1,907,000 for the three months ended September 30, 1997 compared to an operating loss of $1,221,000 for the three months ended September 30, 1996 due to the $259,000 increase in net revenues offset by the $945,000 increase in operating expenses.

     Interest Expense. Interest expense decreased $197,000 (88%) to $27,000 for the three months ended September 30, 1997 compared to $224,000 for the three months ended September 30, 1996 due to the repayment of the Company's revolving line of credit in July 1997.

     Gain on Sale of Securities. The Company recognized a gain of $1,324,000 on its July 1997 sale of 345,178 shares of NCO Group, Inc. common stock for $9,623,000. In September 1996, the Company recognized a gain of $1,176,000 from the sale of 784,997 shares of TLSP common stock for $1,176,000. The sale of TLSP common stock was made pursuant to exercises of warrants by certain subordinated lenders.

     Equity in Earning (Loss) in Telespectrum. The Company recognized a loss of $3,100,000 on its investments in TLSP for the three months ended September 30, 1997 compared to income of $177,000 for the three months ended September 30, 1996. The amount of the loss in 1997 and amount of income in the 1996 period was approximately 25% of TLSP's net income (loss) for the periods.

     Income Tax Benefit. The income tax benefit was zero for the three months ended September 30, 1997 compared to $47,000 for the three months ended September 30, 1996. The loss for the three months ended September 30, 1997 was not tax benefitted due to uncertainty regarding the potential recoverability of further increase to the Company's deferred tax asset.

                                      Nine Months Ended September 30, 1997
                                   -------------------------------------------
                                      CRW            Casino
                                   Financial      Money Centers         Total
                                   ---------      -------------        -------
Net Revenues                        $    --          $3,706            $ 3,706
Operating Expenses,
     excluding non-cash charges       2,829           3,563              6,392

Depreciation and amortization           144              46                190
                                    -------          ------            -------

Operating Income (loss)             $(2,973)         $   97            $(2,876)
                                    =======          ======            =======


                                      Nine Months Ended September 30, 1996
                                   -------------------------------------------
                                      CRW            Casino
                                   Financial      Money Centers         Total
                                   ---------      -------------        -------
Net Revenues                        $    --          $2,654            $ 2,654
Operating Expenses,
     excluding non-cash charges       1,903           2,382              4,285
Special compensation charge           1,319              --              1,319
Depreciation and amortization            --              36                 36
                                    -------          ------            -------
Operating Income (loss)             $(3,222)         $  236            $(2,986)
                                    =======          ======            =======


Nine Months Ended September 30, 1997 and September 30, 1996

     Net Revenues. Net revenues for the nine months ended September 30, 1997 increased $1,052,000 (40%) to $3,706,000 from $2,654,000 for the nine months ended September 30, 1996.

     Operating Expenses. Operating expenses increased $942,000 (17%) to $6,582,000 for the nine months ended September 30, 1997 from $5,640,000 for the nine months ended September 30, 1996.

     CRW Financial's operating expenses decreased $249,000 (8%) to $2,973,000 for the nine months ended September 30, 1997 from $3,222,000 for the nine months ended September 30, 1996 primarily due to the $1,319,000 special compensation charge in 1996, partially offset by costs in 1997 related to litigation with a former employee.

     Casino Money Centers operating expenses increased $1,191,000 (49%) to $3,609,000 for the nine months ended September 30, 1997 from $2,418,000 for the nine months ended September 30, 1996, primarily due to operating expenses from the new facility at the Grand Coushatta Casino.

     Depreciation and amortization expenses increased $154,000 to $190,000 for the nine months ended September 30, 1997 from $36,000 for the nine months ended September 30, 1996, due to the write-off of approximately $75,000 of unamortized deferred financing costs in July 1997 due to the Company's repayment of its revolving line of credit

     Operating Loss. The Company generated an operating loss of $2,876,000 for the nine months ended September 30, 1997 compared to an operating loss of $2,986,000 for the nine months ended September 30, 1996 due to the $1,052,000 increase in net revenues partially offset by the $942,000 increase in operating expenses.

     Gain on Sale of Securities. The Company recognized a gain of $1,324,000 on its July 1997 sale of 345,178 shares of NCO Group, Inc. common stock for $9,623,000. In September 1996, the Company recognized a gain of $1,176,000 from the sale of 784,997 shares of TLSP common stock for $1,176,000. The sale of TLSP common stock was made pursuant to exercises of warrants by certain subordinated lenders.

     Interest Expense. Interest expense decreased $173,000 (29%) to $420,000 for the nine months ended September 30, 1997 from $593,000 for the nine months ended September 30, 1996 due to the Company's repayment of its revolving line of credit in July 1997.

     Equity in Earnings (Loss) of Telespectrum. The Company recognized a loss of $2,370,000 on its investments in TLSP for the nine months ended September 30, 1997 compared to a loss of $100,000 for the nine months ended September 30, 1996. The amount of the loss recognized in both periods was approximately 25% of TLSP's net loss for the period.

     Income Tax Benefit. The income tax benefit was $240,000 for the nine months ended September 30, 1997 compared to $1,075,000 for the nine months ended September 30, 1996.


INFLATION

     Inflation has not had a significant impact on the Company's operations to date.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997 net cash used in operating activities was $4,458,000 compared to $2,023,000 for the nine months ended September 30, 1996. The increase in cash used in operating activities in the 1997 period was primarily due to a $519,000 increase in the Company's operating loss in the 1997 period as compared to the operating loss in the 1996 period excluding the non-cash special compensation charge of $629,000, and $1,737,000 of cash paid in 1997 to reduce accrued expenses.

     Net cash provided by investing activities was $13,125,000 during the nine months ended September 30, 1997 and consisted primarily of $9,623,000 of cash proceeds from the sale of the Company's NCO Group, Inc. common stock and $3,750,000 of cash proceeds from the sale of the Collection Business. Net cash used in investing activities for the nine months ended September 30, 1996 was $2,600,000 and consisted primarily of $480,000 of investing activities by the Company's discontinued operations and the Company's $2,110,000 investment in Telespectrum.

     Net cash used in financing activities during the nine months ended September 30, 1997 was $8,593,000 due to $9,014,000 of repayments of debt, net of $421,000 of proceeds from exercises of stock options. Net cash provided by financing activities was $4,010,000 for the nine months ended September 30, 1996 and consisted primarily of $2,382,000 of proceeds from the sale of preferred stock, $455,000 of proceeds from the exercise of stock options, $2,000,000 of borrowings under the Company's revolving line of credit and $795,000 of repayments of debt.

     CRW believes that its existing cash on hand, cash to be obtained from the planned future sale of CRW's warrant to purchase NCOG common stock and cash anticipated to be generated from exercises of outstanding options and warrants to purchase CRW's common stock will be adequate to meet its needs for at least the next twelve months. In connection with the Company's repayment of its $7,500,000 of bank debt, the Company's line of credit with that bank was terminated.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              Exhibit 3.1  Amended and Restated Certificate of Incorporation (1)
              Exhibit 3.2  Bylaws, as amended (1)
              Exhibit 27.1 Financial Data Schedule (SEC Only)

         (b) The Company filed a Form 8-K/A on July 23, 1997 containing pro forma financial statements of the Company as of March 31, 1997 as a result of the sale of the Company's NCO Group, Inc. common stock. The Form 8-K/A was filed pursuant to Item 2 of such form.

-----------------
(1) Previously filed and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CRW FINANCIAL, INC.
                                     (Registrant)


Date: November 14, 1997        \s\ Jonathan P. Robinson
                                   ---------------------------------------------
                                   Jonathan P. Robinson, Chief Financial Officer