Form 10-K405
period 1997-12-31
CRW FINANCIAL INC /DE
filed 1998-03-31
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-26015

                               CRW FINANCIAL, INC.
                         -------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               23-2691986
               -----------------                        --------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

              200 Four Falls
             Corporate Center
                 Suite 415
            West Conshohocken, PA                                  19428
            ---------------------                                --------
   (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (610) 878-7429

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
      Title of each class                       on which registered
      -------------------                       --------------------
            NONE                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $15,437,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market on March 25, 1998. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 1998 was 6,435,486 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

Item 1.         Business....................................................   2
Item 2.         Properties..................................................   5
Item 3.         Legal Proceedings...........................................   6
Item 4.         Submission of Matters to a Vote of Security Holders.........   6

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   7
Item 6.         Selected Financial Data.....................................   8
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................   9
Item 8.         Financial Statements and Supplementary Data.................  14
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................  14

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant..........  14
Item 11.        Executive Compensation......................................  14
Item 12.        Security Ownership of Certain Beneficial
                Owners and Management.......................................  14
Item 13.        Certain Relationships and Related Transactions..............  14

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K....................................................  15

In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance and development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled "Item 1 - Business", "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Unless the context indicates otherwise, the terms "CRW" and "Company" refer to CRW Financial, Inc.

                                     PART I

ITEM 1. BUSINESS

Background

CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of TLSP, representing approximately 25% of the outstanding common stock of TLSP. In addition, CRW's wholly-owned subsidiary Casino Money Centers, Inc. ("CMC") provides check cashing and other financial services to the casino industry.

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

In December 1995, CRW's management team began to explore the creation of a telemarketing subsidiary to capitalize on the rapid growth in demand by large corporations for large-scale professional telemarketing services. CRW's management team concluded that its experience in acquiring and operating call centers for its Collection Division would provide the foundation to build a CRW subsidiary into a leading teleservices company. In April 1996, CRW formed TLSP and TLSP agreed to acquire four telemarketing businessess, a market research business and a fulfillment business, contingent upon an initial public offering of its common stock. In August 1996, TLSP completed its initial public offering, generating net proceeds of approximately $162 million and valuing TLSP at approximately $375 million. The total purchase price for the six businesses acquired was approximately $200 million consisting of approximately $90.9 million in cash, $49 million in TLSP stock and warrants, $25.6 million in notes, and $34.5 million in assumed liabilities and transaction expenses.

In October 1996, CRW's Board of Directors approved a plan to sell the Company's Collection Division. On February 2, 1997, the Company completed the sale of its Collection Division to NCO Group, Inc. ("NCOG") for $3.75 million in cash, 517,767 shares of NCOG common stock and a warrant to purchase 375,000 shares of NCOG common stock for $18.42 per share. The Company sold its 517,767 shares of NCOG common stock in July 1997 for approximately $9.6 million. Proceeds from this sale of stock were used to retire all of the Company's outstanding bank debt and increase working capital. The Company sold its warrant to purchase 375,000 shares of NCOG in February 1998 for approximately $2.66 million. The results of the Collection Division and CCI's results have been presented as discontinued operations in the accompanying financial statements.

The Company is continuing to explore various alternatives to increase shareholder value, including a sale or spin-off of CMC, the sale or distribution to CRW stockholders of its investment in TLSP or the merger of the Company into TLSP, although there can be no assurance that the Company may not pursue other alternatives or that an increase in shareholder value will be achieved.

Currently, CRW's only operating business is conducted through its wholly-owned subsidiary, CMC.

CMC Background

Casino Money Centers, Inc. ("CMC") was formed in September 1993 to provide funds transfer services at gaming sites. CMC opened its first casino operation in October 1993 at the Table Mountain Casino, a casino located on Indian land near Fresno, California. CMC purchased Strip Check Cashing Service, Inc. in Las Vegas, Nevada in February 1994 and established operations in the Oneida casino on Indian lands in Green Bay, Wisconsin in July 1994 and in the Mohican Northstar Casino on Indian Lands in Bowler, Wisconsin in December 1995. In August 1995, CMC acquired the operations of All Check Cashing, Inc. in Laughlin, Nevada. In January 1997, CMC began operations in the Grand Coushatta Casino in Louisiana and purchased the assets of Twain Check Cashing in Las Vegas, Nevada. CMC generally has contracts with its casino clients which have one to five year terms. CMC's contract with its largest client, the Oneida Casino expired in 1997 and CMC currently provides services to such casino on a month-to-month basis.

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

CMC provides its services pursuant to various agreements with the operators of the host casinos. Such agreements enable the casino operators to provide funds transfer services to their customers without assuming any credit risk. CMC believes that the efficient and confidential manner in which it provides its services makes CMC's services attractive to casino operators and their customers.

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

For debit and credit card advances, customers are currently charged a transaction fee equal to a percentage of the amount advanced, or a flat fee, whichever is greater. The fee is charged to the customer's card at the time of the advance. CMC pays a vendor a fee based on a percentage of the amount of the cash advance. The vendor then pays MasterCard(R), VISA(R) and Discover(R). In some cases, such as when CMC must seek a manual or voice authorization or does not transmit its transactions electronically, the fee can be a higher percentage than otherwise would be charged. Any fee owed by CMC to MasterCard(R), VISA(R) or Discover(R) is deducted from the monthly settlement made by the card companies to CMC.

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

CMC also competes with sponsors of ATM networks which place ATMs in casinos, and with major credit card companies and vendors of traveler's checks, which make cash available to holders of their credit cards and checks on a nationwide basis. ATMs offer several advantages in providing cash advances, including the following: speed, convenience, and minimal expense per transaction; limited supervision required by casino staff, and, with a personal identification number ("PIN"), access to most major credit cards, including VISA(R), MasterCard(R), American Express(R), Diners Club(R) and Discover(R) cards. Customers who utilize ATMs to obtain cash advances, however, must have and remember a PIN and are subject to limitations (typically $300) on the amount of cash which may be withdrawn in a day.

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

Employees

As of March 25, 1998, CRW had 82 full-time employees. The full-time employees consisted of 7 engaged in corporate management and administration and 75 in CMC operations.

ITEM 2. PROPERTIES

The Company currently leases approximately 3,000 square feet of office space in Valley Forge, Pennsylvania for its corporate management on a month to month basis. Rent expense in 1997 for this space was $26,000. CMC leases approximately 3,000 square feet of space in Las Vegas, Nevada on a month to month basis. Rent expense for this facility was $115,000 in 1997. From December 1996 to August 1997, CRW leased an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. From February 1997 to July 1997, NCO Group, Inc. subleased the facility from CRW. In August 1997, the sublease expired and the lease between CRW and 210 Mall Boulevard Associates was terminated. In 1996 and 1997, respectively, CRW paid $11,739 and $33,000 in rent to 210 Mall Boulevard Associates. CRW also subleases a 22,000 square foot facility in King of Prussia, PA from Cendant Corporation and has subleased the facility to TLSP. Cendant currently leases the facility from an unrelated party. However, prior to October 1997, Cendant leased the facility from CRW Building Limited Partnership, a partnership controlled by Mr. O'Neill. Prior to subleasing the facility to TLSP, CRW paid approximately $365,000 in rent in 1996 under the sublease from Cendant. In addition, CRW also leased office space in 1996 in Conshohocken, PA, from Lee Park Investors, L.P., a partnership controlled by Mr. O'Neill. The lease was assumed by NCOG on February 2, 1997. CRW paid approximately $46,000 and $4,000 in rent in 1996 and 1997, respectively to Lee Park Investors, L.P.

The aggregate minimum rent due from the Company on all of the above leases through the end of their terms, net of commitments for payments under subleases, is zero. Management believes the Company's existing facilities are sufficient to support its anticipated needs in 1998.

ITEM 3. LEGAL PROCEEDINGS

CRW is a party to several lawsuits which were incidental to the ordinary course of business of its Collection Division. NCOG did not assume any potential liability under such lawsuits in connection with NCOG's acquisition of the Collection Division's net assets in February 1997. The Company intends to vigorously defend all such actions and, in the current opinion of management, the ultimate resolution of such actions will not have a material adverse effect on the Company's business, financial condition or results of operations, although there can be no assurance that this will be the case.

One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Piscitelli made a claim against the Company for an unspecified amount of money damages in excess of jurisdictional limits based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. In March 1998, the Company entered into a settlement agreement and release agreement with Mr. Piscitelli, whereby Mr. Piscitelli's employment with CRW was terminated and the lawsuit was dismissed with prejudice in exchange for a cash payment by CRW of $800,000. The Company has recorded the expense and liability for this amount in the accompanying 1997 Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to and approved by a vote of the Company's stockholders, following the solicitation of stockholder proxies by the Board of Directors, at the 1997 Annual Meeting of Stockholders of the Company held on October 16, 1997. The Board of Directors fixed the close of business on September 2, 1997 as the record date for determining the stockholders entitled to notice of and to vote at the Meeting and any adjournment thereof. Stockholders voted their shares as indicated below. All items were approved by the affirmative vote of a majority of the shares of Common Stock present and entitled to vote.



                                                                                              Shares Voted
                                                                                              ------------
                                                                                   For           Against           Abstain
                                                                                   ---           -------           -------
1.   The election of Bernard Morgan and Eustace W. Mita as the Class II
     directors of the Company for a three year term.
                  Bernard Morgan                                                5,139,661             --             44,425
                  Eustace W. Mita                                               5,139,661             --             44,425
2.   The ratification of the appointment by the Board of Directors of Arthur
     Andersen LLP as the Company's independent certified public accountants for
     the fiscal year ending Decemeber 31, 1997                                  5,170,157           2,850            11,079

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of CRW Financial, Inc. is quoted on the NASDAQ Small Cap Market under the symbol "CRWF". The following table sets forth, for the periods indicated, the range of high and low closing sale prices as reported on the NASDAQ Small Cap Market.

                                             High                Low
                                             ----                ---
Fiscal 1996
     First Quarter                            2.80               1.88
     Second Quarter                          13.33               2.75
     Third Quarter                           12.67               9.33
     Fourth Quarter                          11.83               6.75

Fiscal 1997
     First Quarter                            9.50               6.56
     Second Quarter                           9.18               4.38
     Third Quarter                            5.81               3.00
     Fourth Quarter                           5.00               2.63

As of March 25, 1998 there were 40 holders of record of the Common Stock of CRW. Because a substantial portion of the Company's Common Stock is held in street name, the Company believes that it has a significantly larger number of beneficial owners of its Common Stock.

CRW has never paid a cash dividend on its Common Stock. CRW currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividend on the Common Stock in the foreseeable future, except in connection with alternatives to dispose of the Company's remaining net assets (see Note 1 to the Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

The historical consolidated financial statements of CRW have been deemed to be those of CCS, restated to reflect the classification of the Collection Division and CCI as discontinued operations. The selected historical consolidated financial information of CRW set forth in the tables below have been derived from the audited financial statements of CCS for the years ended December 31, 1993 and 1994 and from the audited financial statements of CRW for the years ended December 31, 1995, 1996 and 1997. The Company's CMC business did not have substantial operations prior to January 1, 1994, therefore, the Company did not have any revenues from continuing operations prior to that date. The following information should be read in conjunction with and is qualified in its entirety by reference to the historical consolidated financial statements and accompanying notes of CRW included elsewhere in this Form 10-K. See Notes 1, 2, 3 and 13 to CRW's historical consolidated financial statements.



                                                                       Year Ended December 31
                                                                       ----------------------
                                                     1993        1994          1995        1996         1997
                                                     ----        ----          ----        ----         ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of
  Operations Data:
Net revenues .................................    $   --       $  1,429     $  2,949     $  3,412     $  4,989
  Operating expenses, excluding
   non-cash and special charges ..............       1,408        3,664        3,458        5,504        8,655

Special compensation charge ..................        --           --           --          1,319         --
Depreciation and
  Amortization ...............................        --             23           48          162          220
                                                  --------     --------     --------     --------     --------

Operating loss from
  continuing operations ......................      (1,408)      (2,258)        (557)      (3,573)      (3,886)
Other income .................................        --           --           --          1,136        1,324
Equity in earnings(loss) of TLSP .............        --           --           --            774      (39,389)
Interest expense .............................        (697)        (263)        (655)        (825)        (421)
                                                  --------     --------     --------     --------     --------

Loss from continuing operations
  before income tax benefit ..................      (2,105)      (2,521)      (1,212)      (2,488)     (42,372)

Income tax benefit ...........................        (730)        (622)        --           (855)     (16,803)
                                                  --------     --------     --------     --------     --------

Loss from continuing
  operations .................................      (1,375)      (1,899)      (1,212)      (1,633)     (25,569)
Income (loss) from
  discontinued operations and
  gains from disposition of $28,176 and $1,383
  in 1995 and 1997, respectively, net of tax .        (356)         104       29,275       (1,152)       1,320
                                                  --------     --------     --------     --------     --------


Income (loss) before
  extraordinary item .........................      (1,731)      (1,795)      28,063       (2,785)     (24,249)
Extraordinary loss on
  extinguishment of debt,
  net of tax benefit .........................      (1,467)        --           --         (1,132)
                                                  --------     --------     --------     --------     --------

Net income (loss) ............................      (3,198)      (1,795)      28,063       (3,917)     (24,249)
Preferred dividends ..........................         (82)        (210)        --           --           --
                                                  --------     --------     --------     --------     --------

Net income (loss) applicable
  to common stockholders .....................    $ (3,280)    $ (2,005)    $ 28,063     ($ 3,917)    $(24,249)
                                                  ========     ========     ========     ========     ========

BASIC NET INCOME (LOSS) PER SHARE(1):
Continuing operations ........................                              $  (0.34)    $  (0.43)    $  (4.19)
Discontinued operations and
  gain from merger ...........................                                  8.30        (0.30)        0.22
Extraordinary item ...........................                                   --         (0.30)        --
                                                                            --------     --------     --------
                                                                            $   7.96     $  (1.03)    $  (3.97)
                                                                            ========     ========     ========
DILUTED NET INCOME (LOSS)
  PER SHARE(1):
   Continuing operations .....................                              $  (0.25)    $  (0.43)    $  (4.19)
   Discontinued operations ...................                                  6.12        (0.30)        0.22
   Extraordinary item ........................                                   --         (0.30)        --
                                                                            --------     --------     --------
                                                                            $   5.87     $  (1.03)    $  (3.97)
                                                                            ========     ========     ========


                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                             1993       1994        1995      1996      1997
                                             ----       ----        ----      ----      ----
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Net assets of discontinued operations(2)    $13,909    $15,650    $ 9,146    $ 8,235    $  --
Total assets ...........................     13,909     16,727     11,332     67,945     22,128
Bank and subordinated debt .............       --        5,066      7,005      9,185        798
Stockholders' equity ...................     13,350     11,345      3,186     34,873     12,601

(1) Per share information is not presented for 1993 and 1994 as such information is not meaningful due to the formation of CRW in May 1995.

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

General

CRW's operating results have been restated to reflect the classification of the Collection Division and CCI as discontinued operations. See Note 1 of the notes to the accompanying financial statements for a description of the basis of presentation.

Below is a summary of operating results for CRW and its Casino Money Centers, Inc. subsidiary:

                                               Year Ended December 31,

                                            1995       1996         1997
                                            ----       ----         ----

Net revenues .........................    $ 2,949     $ 3,412     $ 4,989
Operating expenses, excluding non-cash
  charges ............................      3,458       5,504       8,655
Special compensation charges .........       --         1,319        --
Depreciation and amortization ........         48         162         220
                                          -------     -------     -------

Operating loss .......................    $  (557)    $(3,573)    $(3,886)
                                          =======     =======     =======

                                                  YEAR ENDED DECEMBER 31, 1997
                                                  -----------------------------
                                                  Corporate    CMC       TOTAL
                                                  ---------  -------    --------

Net revenues .................................    $  --      $ 4,989    $ 4,989
Operating expenses, excluding non-cash charges      3,813      4,842      8,655
Depreciation and amortization ................        158         62        220
                                                  -------    -------    -------

Operating income (loss) ......................    $(3,971)   $    85    $(3,886)
                                                  =======    =======    =======


                                                  YEAR ENDED DECEMBER 31, 1996
                                                 ------------------------------
                                                 Corporate     CMC       TOTAL
                                                 ---------   -------    -------

Net revenues .................................   $    --     $ 3,412    $ 3,412
Operating expenses, excluding non-cash charges     2,292       3,212      5,504
Special compensation charge ..................     1,319        --        1,319
Depreciation and amortization ................       112          50        162
                                                 -------     -------    -------

Operating income (loss) ......................   $(3,723)    $   150    $(3,573)
                                                 =======     =======    =======


                                                 YEAR ENDED DECEMBER 31, 1995
                                                 ------------------------------
                                                 Corporate     CMC       TOTAL
                                                 ---------   -------    -------
Net revenues .................................       $--     $ 2,949    $ 2,949
Operating expenses, excluding non-cash charges     1,036       2,422      3,458
Depreciation and amortization ................        22          26         48
                                                 -------     -------    -------

Operating income (loss) ......................   $(1,058)    $   501    $  (557)
                                                 =======     =======    =======

Years Ended December 31, 1997 and 1996

Net Revenues

CMC's revenues increased $1,577,000 (46%) to $4,989,000 in 1997 from $3,412,000 in 1996 principally due to the opening of the CMC facility at the Grand Coushatta Casino in Kinder, Louisiana in January, 1997.

Operating Expenses

The Company's operating expenses increased $1,890,000 (27%) to $8,875,000 in 1997 from $6,985,000 in 1996. CMC's operating expenses increased $1,642,000 (50%) to $4,904,000 from $3,262,000 in 1996 due to the opening of the Coushatta operation in 1997 and higher sales and administrative expenses which were incurred in order to help facilitate CMC's growth. CMC also incurred $83,000 of severance pay for the termination of several employees. Corporate's operating expenses increased $248,000 to $3,971,000 from $3,723,000 primarily due to approximately $1,300,000 of expense related to litigation with an employee, partially offset by lower compensation expense in 1997.

Interest Expense

Interest expense was $421,000 in 1997 compared to $825,000 in 1996 due to lower borrowings in 1997 and the repayment of all bank debt in July 1997.

Other Income

Other income increased $188,000 to $1,324,000 in 1997 compared to $1,136,000 in 1996 due to the gain on sale of NCOG stock of $1,324,000 in 1997 compared to the gain of $1,136,000 on the sale of TeleSpectrum stock in 1996.

Equity in Earnings (Loss) of TLSP

Equity in earnings (loss) of TLSP was $(39,389,000) in 1997 compared to $774,000 in 1996 due to CRW's equity method of accounting for its share of TLSP's net loss of $160,475,000 in 1997 compared to its net income of $3,650,000 in 1996. TLSP's net loss of $160,475,000 included a $139,100,000 write-down of goodwill. The write-down of goodwill was made due to a conclusion by TLSP's management that its goodwill had been permanently impaired by developments in the teleservices industry and TLSP's operating performance.

Income Taxes

The Company's income tax benefit was $16,803,000 in 1997 compared to $855,000 in 1996. The income tax benefit in 1997 represents a 40% benefit for State and Federal income taxes on the Company's pre-tax loss representing reduction of its deferred tax liability. The income tax benefit in 1996 represents a 34% benefit for Federal income taxes on the Company's pre-tax loss.

Years Ended December 31, 1996 and 1995

Net Revenues

CMC's revenues increased $463,000 (16%) to $3,412,000 in 1996 from $2,949,000 in
1995 due to the opening of a new facility at the Northstar Casino in December 1995.

Operating Expenses

The Company's operating expenses increased $3,479,000 (99%) to $6,985,000 in 1996 from $3,506,000 in 1995. CMC's operating expenses increased $814,000 (33%) to $3,262,000 from $2,448,000 in 1995 due to the opening of the Northstar facility in December 1995 and higher sales and administrative expenses which were incurred in order to help facilitate CMC's growth. Corporate's operating expenses increased $2,665,000 to $3,723,000 from $1,058,000 in 1995 due to special compensation charges of $1,319,000 and payroll costs, professional fees, travel and other expenses related to the formation and development of TLSP. The special compensation charges included the accrual of $690,000 of severance pay for certain employment contracts related to the Collection Division and a $629,000 charge for the TLSP management warrants described in Note 5 to the accompanying financial statements.

Other Income

Other income was 1,136,000 in 1996 compared to zero in 1995 due to a gain of $1,136,000 recognized in September 1996 from the exercise of certain of the lender warrants described in Note 5 to the accompanying financial statements. The exercise of the lender warrants resulted in the sale by CRW of 785,000 shares of TLSP common stock for $1,177,000 in cash.

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

Discontinued Operations

Below is a summary of operating results for the discontinued operations of the Collection Division and CCI:

                                 Year Ended December 31,
                             1995        1996          1997
                             ----        ----          ----
                                    (in thousands)
Net revenues ..........    $ 32,073    $ 27,432     $  2,006
Operating expenses ....      30,738      29,329        2,101
                           --------    --------     --------

Operating income (loss)       1,335      (1,897)         (95)
Other expenses ........        --             9         --
Income taxes (benefit)          236        (754)         (32)
                           --------    --------     --------

Net income (loss) .....    $  1,099    $ (1,152)    $    (63)
                           ========    ========     ========


Years Ended December 31, 1997 and 1996

Net revenues, operating expenses, operating loss and net loss all decreased substantially in 1997 as the Collection Division was sold on February 2, 1997 and therefore, the operating results above for 1997 consist of the period from January 1, 1997 to February 2, 1997.

Years Ended December 31, 1996 and 1995

Net Revenues

Net revenues decreased $4,641,000 (14%) to $27,432,000 in 1996 from $32,073,000 in 1995 due to a $3,331,000 decrease in CCI's revenues due to the sale of CCI to HFS in the May 1995 merger, a $512,000 decrease in revenues from the Collection Division's largest customer, a decrease in revenues from several of the Collection Division's larger customers, including Bell South and the New Jersey Department of Motor Vehicles, partially offset by $1,510,000 of revenues generated in 1996 from the market research division which began operations in January 1996 and ceased operations in August 1996.

Operating Expenses

Operating expenses decreased $1,409,000 (5%) to $29,329,000 in 1996 from $30,738,000 in 1995 due to the 14% decrease in revenues and a $169,000 decrease in depreciation and amortization. The operating expenses in 1996 decreased only 5% as compared to a the 14% decrease in revenues due to the high level of fixed costs incurred by the Collection Division.

Income Taxes (Benefit)

Income taxes (benefit) of $(754,000) in 1996 and $236,000 in 1995 represents an effective tax rate of approximately 40% for the future tax liability (benefit) of the Collection Division's operating income and losses.

Inflation

Inflation has not had a significant impact on CRW's operations to date.

Year 2000

In some cases, computer programs have been written using two digits rather than four to define the applicable year. Such programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond December 31, 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software utilized by the Company, since 1998. In response to those assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of such solutions prior to any anticipated impact on our systems. The Company is also surveying its bank and critical suppliers and customers to determine the status of their Year 2000 compliance programs.

Based on the current status of the Company's Year 2000 compliance program, and assuming that project plans, which continue to evolve, can be implemented as planned, the Company believes future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's business, operations or financial condition.

Liquidity and Capital Resources

During the year ended December 31, 1997, net cash used in operating activities was $5,255,000 compared to $2,303,000 for the year ended December 31, 1996. The increase in net cash used in operating activities was primarily due to cash paid of $1,700,000 in 1997 to reduce accrued expenses and other liabilities and due to a decrease in cash provided by discontinued operations of $907,000. The cash paid for accrued expenses in 1997 was primarily due to accrued expenses related to the Collection Division.

Net cash provided by investing activities in 1997 was $13,109,000 and consisted primarily of $3,750,000 of proceeds from the sale of the Collection Division, $9,624,000 of proceeds from the sale of NCOG stock, partially offset by $140,000 of capital expenditures, $25,000 of cash paid for an acquisition and $100,000 of capital expenditures for discontinued operations.

Net cash used in financing activities in 1997 was $7,656,000 and consisted of $672,000 of proceeds from loans from stockholders, $9,042,000 of payments on long-term debt, and $714,000 of proceeds from the exercise of stock options.

CRW believes that its cash on hand, including cash generated from the March 1998 sale of the NCOG warrant is adequate to meet its needs through December 31, 1998. The Company believes that its cash required for operating activities will be substantially less in 1998 than the $5,255,000 and $2,303,000 of cash used for operating activities in 1997 and 1996, respectively. The projected reduction in cash to be used in operating activities in 1998 is based on a substantial reduction in corporate expenses.

Net Operating loss Carryforward

CRW has a June 30 fiscal year end. As of June 30, 1997, CRW had available approximately $7,000,000 of net operating loss carryforwards. As of December 31, 1997, CRW had accumulated an additional loss carryforward of approximately $1,724,000. The net operating loss carryforwards will be used to offset the Company's gain on the sale of its NCOG warrant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and notes thereto of the Company beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be contained in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1998, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1998, and is hereby incorporated by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be contained in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1998, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be contained in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1998, and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Attached hereto and filed as part of this report are the financial statement schedules and exhibits listed below:

       1. FINANCIAL STATEMENTS

       CONSOLIDATED FINANCIAL STATEMENTS

             Report of Independent Public Accountants
             Consolidated Balance Sheets - December 31, 1996 and 1997 Consolidated Statements of Operations - For the Years ended December 31, 1995,1996 and 1997
             Consolidated Statements of Stockholders' Equity - For the
                Years ended December 31, 1995, 1996 and 1997.
             Consolidated Statements of Cash Flows - For the Years ended
                December 31, 1995, 1996 and 1997.
             Notes to Consolidated Financial Statements

       2. EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

        3.1     Restated Certificate of Incorporation of the Registrant (1)

        3.2 Amendment to Restated Certificate of Incorporation of the Registrant (2)

        3.3     Amended Bylaws of the Registrant (3)


        4.1 Term Loan Note and Addendum dated November 1, 1995 executed by the Registrant in favor of J. Brian O'Neill and Miriam P. O'Neill (2)

        10.1 Agreement of Lease dated as of July, 1994, between CRW Building Limited Partnership and Casino and Credit Services, Inc. ("CCS")
                (1)

        10.2 Sublease Agreement dated May 10, 1995 between CCS and the Registrant (3)

        10.3 Sublease Agreement between TeleSpectrum Worldwide Inc. and the Registrant (2)

        10.4 Lease Agreement dated July 1, 1996 between the Registrant and Lee Park Investors, L.P. (2)

        10.5 Lease Agreement dated December 5, 1996 between the Registrant and 210 Mall Boulevard Associates (2)

        10.6 Employment Agreement dated May 11, 1995 between J. Brian O'Neill and the Registrant (3)

        10.7 Employment Agreement dated May 11, 1995 between Jonathan P. Robinson and the Registrant (3)

        10.8    Amended and Restated 1995 Stock Option Plan of the Registrant(4)

        10.9 Asset Acquisition Agreement dated February 2, 1997 among the Registrant, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF Acquisition, Inc. and K & K Acquisition, Inc. (5)

        21      Subsidiaries of the Registrant (6)

        23      Consent of Arthur Andersen LLP (6)

        27      Financial Data Schedule (Electronic Filing Only)


(1) Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 and incorporated herein by reference.

(2) Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 6, 1997 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registration Statement on Form S-1 (No. 33-62700) and incorporated herein by reference.

(4) Filed as an Exhibit to CRW's definitive proxy statement for its 1996 Annual Meeting of Stockholders and incorporated herein by reference.

(5) Filed as an Exhibit to CRW's Form 8-K dated February 2, 1997 and incorporated herein by reference.

(6)  Filed herewith.

(b) CRW did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets -- December 31, 1996 and 1997               F-3

Consolidated Statements of Operations -- For the Years
        ended December 31, 1995, 1996 and 1997                          F-4

Consolidated Statements of Stockholders' Equity--
        For the Years ended December 31, 1995, 1996 and 1997            F-5

Consolidated Statements of Cash Flows--
        For the Years ended December 31, 1995, 1996 and 1997            F-6

Notes to Consolidated Financial Statements                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CRW Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CRW Financial, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRW Financial, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
     February 16, 1998

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                                 -----------------
                                                                                 1996         1997
                                                                                 ----         ----
                                                                                  (In Thousands --
                                                                                Except Share Amounts)
                                           ASSETS
CURRENT ASSETS:
     Cash (including $1,448 and $1,531, respectively of cash used
      in check cashing operations)..........................................   $  1,448      $  1,646
     Net assets of discontinued operation (Notes 2 and 13) .................      8,235            --
     Investment in NCO Group, Inc. (Note 2) ................................         --         2,013
     Other current assets...................................................        319           232
                                                                               --------      --------
          Total current assets .............................................     10,002         3,891

PROPERTY AND EQUIPMENT, net ................................................        143           240
INTANGIBLE ASSETS, net .....................................................        475           352
INVESTMENT IN TELESPECTRUM WORLDWIDE INC. ..................................     54,655        15,266
DEFERRED INCOME TAX ASSET ..................................................      2,586         2,324
OTHER ASSETS ...............................................................         84            55
                                                                               --------      --------
                                                                               $ 67,945      $ 22,128
                                                                               ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit ..............................................   $  8,500      $     --
     Current portion of long-term debt
      (due to stockholders' in 1997 - Note 7) ..............................        353           798
     Accounts payable ......................................................        340           466
     Accrued expenses ......................................................      1,489         2,468
                                                                               --------      --------
         Total current liabilities .........................................     10,682         3,732
                                                                               --------      --------
LONG-TERM DEBT .............................................................        332            --
                                                                               --------      --------
OTHER LONG-TERM LIABILITIES ................................................        160            --
                                                                               --------      --------
DEFERRED INCOME  TAXES......................................................     21,898         5,795
                                                                               --------      --------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares authorized,
          no shares issued and outstanding .................................         --            --
     Common Stock, $.01 par value, 20,000,000 shares
         authorized 5,366,442 and 6,435,486 shares issued
         and outstanding, respectively .....................................         54            64
     Additional paid-in capital ............................................     39,686        40,390
     Accumulated deficit ...................................................     (4,867)      (29,116)
     Unrealized gain on investment in NCO Group, Inc. ......................         --         1,263
                                                                               --------      --------
          Total stockholders' equity .......................................     34,873        12,601
                                                                               --------      --------
                                                                               $ 67,945      $ 22,128
                                                                               ========      ========

         The accompanying notes are an integral part of these statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                             1995            1996              1997
                                                                             ----            ----              ----

                                                                             (In Thousands - Except Share Amounts)

NET REVENUES ............................................................  $  2,949         $  3,412         $  4,989
                                                                           --------         --------         --------
OPERATING EXPENSES:
        Compensation ....................................................     1,650            2,986            3,610
        Special compensation charges ....................................        --            1,319               --
        Other operating costs ...........................................     1,808            2,518            5,045
        Depreciation and amortization ...................................        48              162              220
                                                                           --------         --------         --------
          Operating loss ................................................      (557)          (3,573)          (3,886)

     INTEREST EXPENSE ...................................................      (655)            (825)            (421)

     EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM WORLDWIDE INC. ...........        --              774          (39,389)

     OTHER INCOME (Notes 2 and 5) .......................................        --            1,136            1,324
                                                                           --------         --------         --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT ...............    (1,212)          (2,488)         (42,372)

     INCOME TAX BENEFIT .................................................        --             (855)         (16,803)
                                                                           --------         --------         --------
LOSS FROM CONTINUING OPERATIONS .........................................    (1,212)          (1,633)         (25,569)

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income
              taxes (benefit) of $236, $(754) and $(32) (Note 13) .......     1,099           (1,152)             (63)

     GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes
                of $996 (Note 2) ........................................      --               --              1,383

     GAIN ON MERGER OF CCS AND HFS, (Note 3) ............................    28,176             --               --
                                                                           --------         --------         --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .................................    28,063           (2,785)         (24,249)

     EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT .......................        --           (1,132)              --
                                                                           --------         --------         --------

NET INCOME (LOSS) .......................................................  $ 28,063         $ (3,917)        $(24,249)
                                                                           ========         ========         ========

BASIC NET INCOME (LOSS) PER COMMON SHARE:

    Continuing operations ...............................................  $  (0.34)        $  (0.43)        $  (4.19)
    Discontinued operations and gain on merger ..........................      8.30            (0.30)            0.22
    Extraordinary item ..................................................        --            (0.30)              --
                                                                           --------         --------         --------

                                                                           $   7.96         $  (1.03)        $  (3.97)
                                                                           ========         ========         ========
DILUTED NET INCOME (LOSS) PER COMMON SHARE:

    Continuing operations ...............................................  $  (0.25)        $  (0.43)        $  (4.19)
    Discontinued operations .............................................      6.12            (0.30)            0.22
    Extraordinary item ..................................................        --            (0.30)              --
                                                                           --------         --------         --------
                                                                           $   5.87         $  (1.03)        $  (3.97)
                                                                           ========         ========         ========

        The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                COMMON    ADDITIONAL                   UNREALIZED         TOTAL
                                        PREFERRED    COMMON     STOCK      PAID-IN     ACCUMULATED        GAIN         STOCKHOLDERS'
        (In Thousands)                    STOCK       STOCK    WARRANTS    CAPITAL       DEFICIT      ON INVESTMENT       EQUITY
                                        ---------   --------   --------   ----------   -----------    -------------    -------------

BALANCE, DECEMBER 31, 1994 ..........   $  3,000    $     34   $    273    $ 14,643     $ (6,605)       $     --         $ 11,345

HFS Stock Received By CCS
     Shareholders ...................         --          --         --     (14,821)     (22,408)             --          (37,229)
Cancellation of Stock Options .......         --          --         --         715           --              --              715
Conversion of Preferred Stock .......     (3,000)         --       (273)      3,273           --              --               --
Forfeiture of Accrued Dividends
     on Preferred Stock .............         --          --         --         292           --              --              292
Net Income ..........................         --          --         --          --       28,063              --           28,063
                                        --------    --------   --------    --------     --------         -------         --------

BALANCE, DECEMBER 31, 1995...........         --          34         --       4,102         (950)             --            3,186

Sale of Preferred Stock .............      2,345          --         --          --           --              --            2,345
Conversion of Preferred Stock .......     (2,345)         13         --       2,332           --              --               --
Exercise of Stock Options and
     Warrants .......................         --           7         --       1,121           --              --            1,128
Adjustment to Investment in
     TeleSpectrum Worldwide Inc.
     (Note 1) .......................         --          --         --      32,131           --              --           32,131
Net Loss ............................         --          --         --          --       (3,917)             --           (3,917)
                                        --------    --------   --------    --------     --------         -------         --------

BALANCE, DECEMBER 31, 1996 ..........         --          54         --      39,686       (4,867)             --           34,873

Unrealized gain on investment in
     NCO Group, Inc. ................         --          --         --          --           --           1,263            1,263
Exercise of Stock Options and
     Convertible Note ...............         --          10         --         704           --              --              714
Net Loss ............................         --          --         --          --      (24,249)             --          (24,249)
                                        --------    --------   --------    --------     --------         -------         --------

BALANCE, DECEMBER 31, 1997 ..........   $     --    $     64   $     --    $ 40,390     $(29,116)       $  1,263         $ 12,601
                                        ========    ========   ========    ========     ========        ========         ========

        The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------
                                                                                        1995        1996           1997
                                                                                      --------    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                           (In Thousands)

Net income (loss) .................................................................   $ 28,063    $ (3,917)      $(24,249)

Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities-

     Deferred income taxes ........................................................         --      (1,609)       (16,803)
     Gain on merger of CCS and HFS ................................................    (28,176)         --             --
     Non-cash special compensation charge .........................................         --         629             --
     Gain on sale of collection business ..........................................         --          --         (1,383)
     Gain on sale of NCO Group, Inc. stock ........................................         --          --         (1,324)
     Discontinued operations--noncash charges and working capital changes .........        297       1,260            353
     Equity in TLSP (income) loss .................................................         --        (774)        39,389
     Extraordinary loss on extinguishment of debt .................................         --       1,132             --
     Depreciation and amortization ................................................        132         162            220
     Changes in operating assets and liabilities -
            Other current assets ..................................................       (204)        147             87
            Other assets ..........................................................       (105)       (179)            29
            Accounts payable ......................................................        158         174            126
            Accrued expenses and other liabilities ................................        738         672         (1,700)
                                                                                      --------    --------       --------

                Net cash provided by (used in) operating activities ...............        903      (2,303)        (5,255)
                                                                                      --------    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Investment in TeleSpectrum Worldwide Inc. ..................................         --      (2,110)            --
       Cash paid for acquisitions .................................................        (25)       --              (25)
       Purchases of property and equipment ........................................        (64)       (132)          (140)
       Proceeds from sale of collection business ..................................         --          --          3,750
       Proceeds from sale of NCO Group, Inc. stock ................................         --          --          9,624
       Investing activities of discontinued operations ............................     (2,416)       (246)          (100)
                                                                                      --------    --------       --------

                Net cash provided by (used in) investing activities ...............     (2,505)     (2,488)        13,109
                                                                                      --------    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of debt ............................................      7,000          --            672
        Repayment of debt .........................................................     (3,104)       (318)        (9,042)
        Proceeds from (repayments of) line of credit ..............................     (1,800)      2,500             --
        Payment of financing costs ................................................       (264)         --             --
        Proceeds from exercise of stock options ...................................         --       1,128            714
        Financing activities of discontinued operation ............................       (104)       (180)            --
        Sale of preferred stock ...................................................         --       2,345             --
                                                                                      --------    --------       --------

                Net cash provided by (used in) financing activities ...............      1,728       5,475         (7,656)
                                                                                      --------    --------       --------

NET INCREASE IN CASH ..............................................................        126         684            198

CASH, BEGINNING OF PERIOD .........................................................        638         764          1,448
                                                                                      --------    --------       --------

CASH, END OF PERIOD ...............................................................   $    764    $  1,448       $  1,646
                                                                                      ========    ========       ========

         The accompanying notes are an integral part of these statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

CRW founded TeleSpectrum Worldwide Inc. in April 1996. TeleSpectrum Worldwide Inc. ("TLSP") provides teleservices solutions to clients in the telecommunications, insurance, financial services, pharmaceuticals, and healthcare, consumer products and high technology industries. CRW formed TLSP in April 1996 to acquire several teleservices businesses in connection with an initial public offering of TLSP's common stock. CRW accounts for its investment in TLSP under the equity method of accounting. In 1996, CRW recorded a $32.1 million increase, net of deferred income taxes, to its investment in TLSP to reflect the increase in TLSP's equity due to its initial public offering of its common stock and other issuances of its common stock in connection with the acquisitions of certain businesses. In 1997, CRW wrote-down its investment in TLSP by $23.3 million, net of deferred income taxes based on TLSP's net loss of $160.4 million in 1997. TLSP's net loss included a goodwill write-off of $139.1 million.

In February, 1997, CRW sold the assets of its Collection Division (see Note 2). Accordingly, the accompanying financial statements have been restated to present the Collection Division as a discontinued operation. The continuing operations consist of the Company's Casino Money Centers, Inc. subsidiary and CRW's corporate management costs.

The Company is continuing to explore various alternatives to increase shareholder value, including a sale or spin-off of CMC, the sale or distribution to CRW stockholders of its investment in TLSP or the merger of the Company into TLSP, although there can be no assurance that the Company may not pursue other alternatives or that an increase in shareholder value will be achieved.

2. Sale of Collection Division

    On February 2, 1997, CRW sold the assets of its Collection Division to NCO Group, Inc. ("NCOG") for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 517,767 shares of NCOG common stock, and a warrant to purchase 375,000 shares of NCOG stock at $18.42 per share. CRW recorded an after-tax gain of $1,383,000 on the sale of the Collection Division. The gain will not result in the payment of any Federal income taxes as the Company has sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Division was recorded as follows (in thousands):

       Fair Market Value of Consideration Paid by NCOG              $12,800
       Net Assets Sold                                               (7,942)
       Retention, Severance Pay and Non-compete Payments             (1,339)
       Estimated Purchase Price Adjustment                             (259)
       Professional Fees and Accrued Expenses                          (881)
                                                                     ------
       Gain on sale before income taxes                               2,379
       Utilization of Net Operating Loss Carryforward                  (996)
                                                                     ------
       Gain on Sale of Collection Division                           $1,383
                                                                     ======

           The appraisal of the consideration paid by NCOG indicated that the fair value of the 517,767 shares of NCO Group, Inc. common stock received by CRW on February 2, 1997 was $8,300,000, or $16.03 per share, and that the fair value of the warrant to purchase 375,000 shares of NCO Group, Inc. common stock at $18.42 per share was $750,000.

         The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 1997, the investment in NCOG is classified as available-for-sale and reported at market value; therefore, an unrealized holding gain or loss is presented as a separate component of stockholders' equity. As of December 31, 1997, the Company recorded a $1,263,000 unrealized gain, net of tax, on its investment in NCOG.

         In July 1997, the Company sold its 517,767 shares of NCO Group, Inc. common stock for $9,624,000 resulting in a gain of $1,324,000. In February 1998, the Company sold its warrant to purchase 375,000 shares of NCO Group, Inc. common stock for $2,663,000 resulting in a gain of $1,900,000. The gain on the sale of the warrant will be recorded in the results of operations for the quarter ended March 31, 1998.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997



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
                                                                      -------
                                                                      $28,176
                                                                      =======

4. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of CRW and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

Property and Equipment

Property and equipment are stated at cost. CRW provides for depreciation on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over the lease term. Property and equipment consist of the following (in thousands):

                                                DECEMBER 31,
                                             ------------------
                                              1996         1997
                                             -----        -----

             Office equipment                $ 154        $ 224
             Furniture and fixtures             16           28
             Leasehold improvements             12           70
                                             -----        -----
                                               182          322
             Less-Accumulated depreciation
                and amortization               (39)         (82)
                                             -----        -----
                                             $ 143        $ 240
                                             =====        =====

Depreciation expense for the year ended December 31, 1996 and 1997 was $33,000 and $43,000, respectively.


Intangible Assets
                                                          DECEMBER 31,
                                              -------------------------------
                                              LIFE          1996         1997
                                              ----          ----         ----
                                                       (In Thousands)
     Goodwill, net of accumulated
          amortization of $70 and $100
          in 1996 and 1997,
          respectively                     15 years         $328         $352

     Deferred financing costs, net of
          accumulated amortization of
          $223 and $370 in 1996 and 1997,
          respectively                      3 years          147           --
                                                            ----         ----

                                                            $475         $352
                                                            ====         ====

Amortization expense for the year ended December 31, 1996 and 1997 was $129,000 and $177,000, respectively.

The Company determines impairments to goodwill and other intangibles based upon management's estimates of undiscounted future cash flows over the remaining useful life of the intangible asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the related intangible asset, the intangible asset is written down to the amount of the estimated discounted cash flows. No such write-downs of intangible assets were made in 1995, 1996 or 1997.

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

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

Statement of Cash Flows

For the years ended December 31, 1995, 1996 and 1997 the Company paid interest expense of $692,000, $791,000 and $488,000, respectively. The Company did not pay any income taxes for the years ended December 31, 1995, 1996 and 1997.

Stock Split

On October 3, 1996, the Company declared a three-for-one stock split payable on October 24, 1996 to all holders of record on October 14, 1996. All amounts and per share amounts in the accompanying financial statements have been retroactively restated to reflect this stock split.

Basic and Diluted Net Income (Loss) Per Common Share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. The weighted average number of shares of common stock outstanding in 1995, 1996, and 1997 for purposes of computing basic EPS was 3,526,694, 3,793,846 and 6,099,118. The number of shares of common stock in 1995, 1996 and 1997 for purposes of computing diluted EPS was 4,780,485, 3,793,846 and 6,099,118. A reconciliation between basic and diluted EPS for 1995 is as follows:

                                                          Shares
                                                         ---------
             Shares used in Basic EPS                    3,526,794

             Impact of Options
                 and Warrants                            1,253,691
                                                         ---------
             Shares used in Diluted EPS                  4,780,485
                                                         =========

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's financial position or consolidated results of operations. The Company will adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will have no effect on the Company's financial position or consolidated results of operations. The Company will adopt SFAS No. 131 in 1998.

5. Investment in TLSP:

On April 29, 1996 CRW formed a wholly owned subsidiary, TeleSpectrum Worldwide Inc. ("TLSP"). TLSP entered into asset purchase agreements to acquire six teleservices business contingent upon an initial public offering of its common stock. CRW made a $2,100,000 capital contribution to TLSP on May 23, 1996 (Note
7). On May 23, 1996, in connection with the acquisitions and initial public offering, CRW issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase an aggregate of 839,108 shares of TLSP stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a special non-cash compensation charge of $629,000 on May 23, 1996.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

In September 1996, certain subordinated lenders described in Note 7 exercised warrants to purchase 784,997 shares of TLSP common stock from CRW at $1.50 per share. As a result, the Company received cash proceeds of $1,177,000 and recorded a gain on the sale of $1,136,000. In February 1997, certain subordinated lenders exercised warrants to purchase 809,155 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants whereby the warrants were cancelled in exchange for 732,583 shares of TLSP stock. After these exercises, CRW owned 6,992,557 shares of TLSP common stock. If all of the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,131,000 of consideration and would then own 6,238,413 shares of TLSP.

As of December 31, 1997, CRW has an investment in TLSP that is accounted for on the equity method. The net investment balance at December 31, 1997 is $15,266,000. For the year ended December 31, 1997, CRW recorded a $39,389,000 loss on its investment in TLSP, under the equity method, which represented CRW's portion of TLSP's 1997 net loss. This loss was partially offset by a $16,103,000 reduction in CRW's deferred tax liabilities. TLSP reported a net loss of $160,475,000 for the year ended December 31, 1997, primarily due to a goodwill impairment charge of $139,100,000. At December 31, 1997, TLSP changed it method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach because TLSP believes the measurement of the value of goodwill through a discounted cash flow approach is preferable in that such method most closely approximates the fair value of goodwill.

The condensed results of operations for the year ended December 31, 1997 and financial position as of December 31, 1997 of TLSP, is as follows (in thousands):

        Condensed Statement of Operations Information:
                   Revenue                               $178,922
                   Operating Loss                        (164,038)
                   Net Loss                              (160,475)

         Condensed Balance Sheet Information:
                   Current Assets                        $ 45,124
                   Non-Current Assets                      98,118
                   Current Liabilities                     58,329
                   Non-Current Liabilities                  6,015
                   Stockholders' Equity                    78,898

6. Acquisitions:

In August 1995, CMC purchased the assets of All Check Cashing, Inc. for $25,000 in cash and a $50,000 promissory note. The note bears interest at 9% and is due in twenty-nine monthly installments of $1,925. The acquisition was accounted for using the purchase method of accounting. The excess of the consideration paid for the acquisition over the fair market value of the assets purchased and liabilities assumed was approximately $75,000 and was recorded as goodwill, which is being amortized over 15 years.

In February 1997, CMC purchased the assets of Twain Check Cashing, Inc. for $54,000. The acquisition was accounted for using the purchase method of accounting. The excess of the consideration paid for the acquisition over the fair market value of the assets purchased and liabilities assumed was $54,000 and was recorded as goodwill, which is being amortized over 15 years.

7. Debt:
                                                            December 31,
                                                     -------------------------
                                                      1996               1997
                                                     ------              -----
                                                           (In Thousands)

Revolving line of credit with bank                   $8,500              $  --
Convertible subordinated note to stockholder            664                126
Note payable to All Check Cashing (see Note 6)           21                 --
Notes payable to stockholders                            --                672
                                                     ------              -----
                                                      9,185                798
Less-Current portion                                 (8,853)              (798)
                                                     ------              -----

                                                     $  332              $  --
                                                     ======              =====
                                      F-11

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

In connection with the Merger and the Distribution discussed in Note 1, CRW assumed certain bank debt of CCS and refinanced it with proceeds from a $6,000,000 three-year revolving line of credit which bears interest at the bank's prime rate plus 1 1/2%. Proceeds from the line of credit were used to repay all of CCS's bank debt and to provide additional working capital. In connection with the February 2, 1997 sale of CRW's Collection Division, CRW repaid $2,000,000 of the line of credit. In July 1997, CRW repaid the remaining $6,500,000. In connection with the line of credit, CRW issued to the bank warrants to purchase an aggregate of 335,554 shares of its Common Stock at an average exercise price of $1.95 per share. In 1997, 273,054 of these warrants were exercised in a cashless exercise whereby the warrants were cancelled in exchange for 241,041 shares of CRW common stock. As a result, the bank still holds 62,500 warrants with an exercise price of $6.50 per share.

In November 1995, the Company issued a $1,000,000 convertible subordinated note to J. Brian O'Neill, the Company's CEO. The note bears interest at 12.5% and requires 36 monthly payments of $33,454. The remaining principal balance due under the note as of December 31, 1997 of $126,000 is convertible into approximately 88,000 shares of CRW Common Stock. In addition, the note contains a provision which allows Mr. O'Neill to repay to CRW principal payments made by CRW under the note during the previous 24 months and convert such repayments into CRW common stock. As of December 31, 1997, Mr. O'Neill had the right to repay CRW approximately $546,000 and convert such amount into approximately 336,000 shares of CRW common stock. Proceeds from the loan were used for capital expenditures and to increase working capital. Remaining principal payments total $126,000 and are due under the note in 1998.

On May 23, 1996, CRW issued $2,100,000 of subordinated notes to certain directors, shareholders and employees. The subordinated notes were repaid in September 1996 with proceeds from the bank line. Proceeds from the subordinated notes were used to capitalize TLSP (see Note 5). In connection with the subordinated notes, CRW issued warrants ("lender warrants") to the subordinated lenders and to CRW's bank to purchase 1,433,454 and 74,445 shares of TLSP common stock, respectively, from CRW for $1.50 per share. The Company obtained an appraisal which indicated that the lender warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the debt was discounted $1,132,000 to reflect the value of the lender warrants. The repayment of the subordinated debt in September 1996 resulted in an extraordinary loss of $1,132,000.

In November 1997, a shareholder and former employee issued a $500,000 demand note to the Company. The note bears interest at 12% and was repaid in March 1998. Proceeds were used to fund temporary working capital requirements prior to the sale of the NCO Group, Inc. warrant (Note 2).

In December 1997, a shareholder issued a $172,000 demand note to the Company. The note is non-interest bearing and was repaid in March 1998. Proceeds were used to fund temporary working capital requirements prior to the sale of the NGO Group, Inc. warrant (Note 2).

8. Income Taxes:

The net income tax provision (benefit) consists of the following:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                             1995          1996          1997
                                             ----        -------       --------
                                                       (In Thousands)
Income taxes (benefit) from:
        Continuing operations                $ --        $  (855)      $(16,803)
        Discontinued operation                236           (754)           964
                                             ----        -------       ---------
           Net income taxes (benefit)        $236        $(1,609)      $(15,839)
                                             ====        =======       ========

The net income tax benefit in 1996 and 1997 has been allocated to continuing operations and the discontinued operation by applying CRW's effective income tax rate to loss from continuing operations and income from the discontinued operation. The net income tax benefits relate to operating losses incurred during the periods. The tax benefits result from the reduction of the deferred tax liabilities. No deferred state tax benefit has been recorded.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

The statutory federal income tax rate is different from the effective income tax rate as indicated below:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                              1995           1996            1997
                                                              ----           ----            ----

Statutory federal income tax rate (benefit)                  (34.0)%         (34.0)%        (34.0)%
Non-deductible expenses                                         --            17.3             --
Operating losses not tax benefited                            34.0              --             --
Reduction of deferred tax asset
    valuation allowance                                         --           (17.7)          (5.6)
                                                             -----           -----          -----
                                                                -- %         (34.4)%        (39.6)%
                                                             =====           =====          =====


Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of tax laws. The net deferred tax asset related to continuing operations is comprised of the following:


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                         1996          1997
                                                                       --------      --------
                                                                           (In Thousands)
Non-current deferred taxes related to continuing operations:
    Gross assets                                                       $  2,586      $  2,324
    Gross liabilities                                                   (21,898)       (5,795)
                                                                       --------      --------
Net deferred taxes related to
  continuing operations                                                $(19,312)     $ (3,471)
                                                                       ========      ========

The Company did not have a valuation allowance against deferred tax assets at December 31, 1997, as it believes it is more likely than not that the deferred tax assets will be realized.

The tax effect of significant temporary differences representing deferred tax assets and liabilities related to continuing operations are as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                       (In Thousands)
                                                               1996                      1997
                                                             --------                  --------
Depreciation                                                 $     17                  $   --
Net Operating loss carryforwards                                2,333                     2,324
Investment in TLSP                                            (21,898)                   (5,795)
Accruals and reserves                                             236                      --
                                                             --------                  --------
  Net deferred tax asset (liability)                         $(19,312)                 $ (3,471)
                                                             ========                  ========

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

CRW has a June 30 fiscal year-end. As of June 30, 1997, CRW had a net operating loss carryforward of approximately $7,000,000. As of December 31, 1997, CRW has an additional loss carryforward of approximately $1,724,000 which will be included in the Company's June 30, 1998 tax return.

9. Stockholders' Equity:

On February 29, 1996, CRW sold $2.5 million of its Series A Convertible Preferred Stock (the "Preferred Stock") to an investor group consisting of several investment funds and certain individuals. In addition, the investor group received warrants to purchase 451,812 shares of CRW Common Stock at an exercise price of $1.94 per share. In December 1996 the Preferred Stock was converted into 1,290,879 shares of Common Stock. In January 1997, the warrants were exercised pursuant to a cashless exercise whereby the warrants were exchanged for 354,586 shares of CRW common stock. In connection with the sale of the Preferred Stock, the Company's Chief Executive Officer, J. Brian O'Neill, entered into a put agreement which provided the investor group with the right to require Mr. O'Neill to purchase their Preferred Stock at a price of $3.87 per share on March 1, 1999. In connection with the put agreement, the Company granted Mr. O'Neill a warrant to purchase 300,000 shares of CRW common stock at an exercise price of $1.94 per share. The warrant expires on August 31, 1999.

10. Commitments and Contingencies:

CRW has noncancelable related-party leases discussed in Note 11, for its office facilities, automobiles and certain office equipment. Rent expense under leases related to continuing operations was $420,000 in 1995, $378,000 in 1996 and $172,000 in 1997. The future minimum lease payments under leases related to continuing operations at December 31, 1997, net of sublease commitments is zero.

CRW is a party to several lawsuits which were incidental to the ordinary course of business of its Collection Division. NCOG did not assume any potential liability under such lawsuits in connection with NCOG's acquisition of the Collection Division's net assets in February 1997. The Company intends to vigorously defend all such actions and, in the current opinion of management, the ultimate resolution of such actions will not have a material adverse effect on the Company's business, financial condition or results of operations. The actual results of these claims, however, could be materially different.

One of such lawsuits was filed in August 1996 by Eugene Piscitelli, an employee of the Company, in the United States District Court for the Eastern District of Pennsylvania. Mr. Piscitelli made a claim against the Company for an unspecified amount of money damages in excess of jurisdictional limits based on claims of alleged fraud in the inducement by the Company and alleged breach by the Company of his employment agreement with respect to compensation matters. In March 1998, the Company entered into a settlement agreement and release agreement with Mr. Piscitelli, whereby Mr. Piscitelli's employment with CRW was terminated and the lawsuit was dismissed with prejudice in exchange for a cash payment by CRW of $800,000. The Company has recorded the expense and liability for this settlement in the accompanying 1997 Consolidated Financial Statements.

11. Related Party Transactions:

The Company currently leases approximately 3,000 square feet of office space in Valley Forge, Pennsylvania for its corporate management on a month to month basis. Rent expense in 1997 for this space was $26,000. CMC leases approximately 3,000 square feet of space in Las Vegas, Nevada on a month to month basis. Rent expense for this facility was $115,000 in 1997. From December 1996 to August 1997, CRW leased an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. From February 1997 to July 1997, NCO Group, Inc. subleased the facility from CRW. In August 1997, the sublease expired and the lease between CRW and 210 Mall Boulevard Associates was terminated. In 1996 and 1997, respectively, CRW paid $11,739 and $33,000 in rent to 210 Mall Boulevard Associates. CRW also subleases a 22,000 square foot facility in King of Prussia, PA from Cendant Corporation and has subleased the facility to TLSP. Cendant currently leases the facility from an unrelated party. However, prior to October 1997, Cendant leased the facility from CRW Building Limited Partnership, a partnership controlled by Mr. O'Neill. Prior to subleasing the facility to TLSP, CRW paid approximately $365,000 in rent in 1996 under the sublease from Cendant. In addition, CRW also leased office space in 1996 in Conshohocken, PA, from Lee Park Investors, L.P., a partnership controlled by Mr. O'Neill. The lease was assumed by NCOG on February 2, 1997. CRW paid approximately $46,000 and $4,000 in rent in 1996 and 1997, respectively to Lee Park Investors, L.P.

The aggregate minimum rent due from the Company on all of the above leases through the end of their terms, net of commitments for payments under subleases, is zero. Management believes the Company's existing facilities are sufficient to support its anticipated needs in 1998.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

12. Stock Option Plan:

The Company established the CRW 1995 Stock Option Plan (the "Plan") for its employees, directors and certain other individuals. The Company may grant either non-qualified or incentive stock options under the Plan. An aggregate of 3,000,000 shares of Common Stock have been reserved for the Plan. A committee of the Board of Directors administers the Plan and determines the terms of the option grants. Options vest as determined by the Board and expire no later than 10 years from the date of grant. Each option entitles the holder to purchase one share of Common Stock at the indicated exercise price. As of December 31, 1997, options to acquire 1,258,117 shares were outstanding at exercise prices ranging from $0.97 to $10.00 per share. All of the options outstanding are exercisable.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the CRW 1995 Stock Option Plan. All options granted under the plan have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation cost for the Plan been determined consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income (loss) and income (loss) per share would have been approximately ($4,560,000) and $27,722,000, or ($0.93) per share and $8.59 per share, for 1996 and 1995, respectively. The Company did not grant any options during 1997. As such, SFAS No. 123 does not impact the 1997 loss or loss per share because all options granted before 1997 were fully vested. The pro forma effect for 1996 and 1995 is not representative of the pro forma effect on earnings in future years since it does not take into consideration the pro forma compensation expense related to grants made prior to 1995. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 5.23% in 1996 and 6.39% in 1995, and an expected life of 3 years. The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $1.54 and $0.97 per share, respectively. The weighted average remaining contractual life of the outstanding stock options at December 31, 1997 was six years.

The following table summarizes the aggregate option activity under the plan:

                                                                          Weighted
                                                                           Average
                                                                        Exercise Price
                                     Activity         Exercise Price       Per Share
                                     --------         --------------    --------------
Balance outstanding,
     January 1, 1995                    --                     --             --
       Granted                       825,000          $0.97 - $ 1.27         $0.99
       Exercised                        --                     --             --
       Canceled                         --                     --             --
                                   ---------          --------------         -----
Balance outstanding,
     December 31, 1995               825,000          $0.97 - $ 1.27         $0.99

       Granted                     1,140,000          $1.94 - $10.00         $3.37
       Exercised                    (482,475)         $0.97 - $ 7.92         $1.89
       Canceled                         --                     --             --
                                  ----------          --------------         ----
Balance outstanding,
     December 31, 1996             1,482,525          $0.97 - $10.00         $2.50

       Granted                          --                   --               --
       Exercised                    (224,408)         $0.97 - $ 3.75         $1.88
       Canceled                         --                   --               --
                                  ----------          --------------         -----

Balance outstanding,
     December 31, 1997            $1,258,117          $0.97 - $10.00         $2.55
                                  ==========          ==============         =====

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1997

Options to purchase 1,258,117 and 1,482,525 shares of Common Stock were exercisable at an average exercise price of $2.55 and $2.50 at December 31, 1997 and 1996, respectively. At December 31, 1997, 1,035,000 shares were available for future grants under the Plan.

During 1996 and 1997, the Company received proceeds of $1,060,000 and $714,000, respectively, from the exercise of stock options.

13. Discontinued Operations:

The following table summarizes the operating results of the collection business and CCI (in thousands):

                                          FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                        1995            1996           1997
                                      --------        --------       --------

 Net revenues                         $ 32,073        $ 27,432       $  2,006
  Operating expenses                    30,738          29,329          2,101
  Other expenses                          --                 9           --
                                      --------        --------       --------

  Income (loss) before
        income taxes                     1,335          (1,906)           (95)
  Income taxes (benefit)                   236            (754)           (32)
                                      --------        --------       --------
  Income (loss) from discontinued
        operation                     $  1,099        ($ 1,152)      $    (63)
                                      ========        ========       ========


The following table summarizes the net assets of the collection business as of December 31, 1996 (in thousands):


           Current assets                                  $ 6,857
             Property and equipment                          2,584
             Intangible assets, net                          4,391
             Other assets                                      475
                                                           -------

             Total assets                                   14,307
             Current liabilities                            (5,993)
             Long-term debt and liabilities                    (79)
                                                            ------
             Net assets                                     $8,235
                                                            ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CRW FINANCIAL, INC.

                                     By: /s/ J. Brian O'Neill
                                         --------------------------------
                                             J. Brian O'Neill
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                        Title                          Date
        ---------                                        -----                          ----

/s/ J. Brian O'Neill                    Chief Executive Officer and Director        March 31, 1998
-----------------------------           (Principal Executive Officer)
J. Brian O'Neill

/s/ Jonathan P. Robinson                Chief Financial Officer and Principal       March 31, 1998
-----------------------------           Financial and Accounting Officer
Jonathan P. Robinson

                                                                                    March 31, 1998
-----------------------------           Director
Robert N. Verratti

/s/ Bernard Morgan                      Director                                    March 31, 1998
-----------------------------
Bernard Morgan

/s/ Mark J. DeNino                      Director                                    March 31, 1998
-----------------------------
Mark J. DeNino

/s/ Eustace W. Mita                     Director                                    March 31, 1998
-----------------------------
Eustace W. Mita

                                  EXHIBIT INDEX

        3.1     Restated Certificate of Incorporation of the Registrant (1)

        3.2     Amendment to Restated Certificate of Incorporation of the
                Registrant (2)

        3.3     Amended Bylaws of the Registrant (3)


        4.1 Term Loan Note and Addendum dated November 1, 1995 executed by the Registrant in favor of J. Brian O'Neill and Miriam P.
                O'Neill (2)



        10.1    Agreement of Lease dated as of July, 1994, between CRW Building
                Limited Partnership and Casino and Credit Services, Inc. ("CCS")
                (1)

        10.2    Sublease Agreement dated May 10, 1995 between CCS and the
                Registrant (3)

        10.3    Sublease Agreement between TeleSpectrum Worldwide Inc. and the
                Registrant (2)

        10.4    Lease Agreement dated July 1, 1996 between the Registrant and
                Lee Park Investors, L.P. (2)

        10.5 Lease Agreement dated December 5, 1996 between the Registrant and 210 Mall Boulevard Associates (2)

        10.6 Employment Agreement dated May 11, 1995 between J. Brian O'Neill and the Registrant (3)

        10.7    Employment Agreement dated May 11, 1995 between Jonathan P.
                Robinson and the Registrant (3)

        10.8    Amended and Restated 1995 Stock Option Plan of the Registrant(4)

        10.9    Asset Acquisition Agreement dated February 2, 1997 among the
                Registrant, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF
                Acquisition, Inc. and K & K Acquisition, Inc. (5)

        21      Subsidiaries of the Registrant (6)

        23      Consent of Arthur Andersen LLP (6)

        27      Financial Data Schedule (Electronic Filing Only)

(1)  Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange
     Commission on March 29, 1996 and incorporated herein by reference.

(2)  Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange
     Commission on April 6, 1997 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Registration Statement on Form S-1 (No.
     33-62700) and incorporated herein by reference.

(4)  Filed as an Exhibit to CRW's definitive proxy statement for its 1996 Annual
     Meeting of Stockholders and incorporated herein by reference.

(5) Filed as an Exhibit to CRW's Form 8-K dated February 2, 1997 and incorporated herein by reference.

(6)  Filed herewith.