Form 10-K/A
period 1997-12-31
CRW FINANCIAL INC /DE
filed 1998-04-30
CIK 943809

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                         Commission File Number 0-26015

                               CRW FINANCIAL, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                              23-2691986
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    200 Four Falls Corporate Center
                Suite 415
         West Conshohocken, PA                                     19428
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

                                                                Term Expires at
Name                                              Age          Annual Meeting in
----                                              ---          -----------------

J. Brian O'Neill..............................    38                 1998
Eustace W. Mita...............................    44                 2000
Mark DeNino...................................    44                 1998
Bernard Morgan................................    61                 2000
Robert N. Verratti............................    54                 1999

J. Brian O'Neill has been the Chairman of the Board of Directors and Chief Executive Officer of CRW since May 1995 and held the same positions with Casino & Credit Services, Inc. ("CCS"), CRW's former parent company, from July 1992 to May 1995. Mr. O'Neill was also Chairman and CEO of TeleSpectrum Worldwide Inc. ("TLSP") from April 1996 to March 1998, Mr. O'Neill is no longer employed by TLSP, but continues to be a member of TLSP's Board of Directors.

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

Mark DeNino has been a director of the Company since February 1996 and has been a general partner and managing director of Technology Leaders II Management, L.P., the general partner of Technology Leaders II, L.P., which is a venture capital firm and a significant shareholder of the Company, since 1994. For more than three years prior to that, Mr. DeNino was President of Crossroads Capital, Inc., an investment banking firm. Mr. DeNino is also currently a director of Integrated Systems Consulting Group, Inc. and Aloette Cosmetics, Inc. Mr. DeNino graduated from the Graduate School of Business Administration of Harvard University with an M.B.A. degree and from Boston College with a B.S. degree in finance and accounting.

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

Robert N. Verratti has been a director of the Company since March 1996 and has been Chief Executive Officer of National Media Corporation since May 1997 and CEO of Charlestown Investments, Ltd., an investment company, since 1985. Prior to 1985, Mr. Verratti served as acting President of Great Western Cities, Inc., also an investment company. He is a graduate of the U.S. Naval Academy and served in the nuclear submarine service.

CRW's Restated Certificate of Incorporation divides the CRW Board into three classes, with three-year staggered terms for each of the Class I, Class II and Class III directors, respectively. Accordingly, Mr. Verratti will hold office until the annual meeting of stockholders to be held in 1999, Mr. O'Neill and Mr. DeNino will hold office until the annual meeting of stockholders to be held in 1998 and Mr. Mita and Mr. Morgan will hold office until the annual meeting of stockholders to be held in 2000.

Committees of the Board of Directors

The CRW Board has established a Special Committee of its independent Board Members to consider various alternatives to enhance shareholder value, an Audit Committee which, among other things, considers the overall scope and approach of the annual audit and recommendations of the audit performed by CRW's independent accountants; recommends the appointment of independent accountants; considers significant accounting methods adopted or proposed to be adopted; and considers procedures for internal controls. The Special Committee is comprised of Mr. Verratti. The Audit Committee is comprised of Mr. DeNino, Mr. Morgan and Mr. Mita. The CRW Board has also established a Compensation Committee which evaluates and establishes all executive compensation arrangements. The Compensation Committee is comprised of Mr. DeNino, Mr. Mita and Mr. Verratti.

Executive Officers (Other than Directors)

Jonathan P. Robinson, 33, has been the Vice President, Treasurer, Secretary and Chief Financial Officer of the Company since May 1995 and held the same positions with CCS from April 1993 to May 1995. Mr. Robinson was also interim Chief Operating Officer for TLSP from September 1997 to April 17, 1998 and Director of Acquisitions for TLSP from April 1996 to April 17, 1998. From June 1986 to April 1993, Mr. Robinson was employed by Arthur Andersen & Co., certified public accountants, where he last served as an Audit Manager. Mr. Robinson is a certified public accountant.

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

Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons for the fiscal year ended December 31, 1997 were made on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION
Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to CRW's Chief Executive Officer and the one other executive officers of CRW serving at the end of 1997 whose annual cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") during the last three fiscal years. The table includes amounts paid in cash to such individuals by Casino and Credit Services, Inc., ("CCS") CRW's former parent company, from January 1, 1995 to May 10, 1995, but excludes compensation related to CCS stock options.




                                                 Summary Compensation Table


                                                                Annual Compensation                      Long-Term Compensation
                                                                -------------------                      ----------------------

                                                                                                    Securities
                                                                                 Other Annual       Underlying          All
                                                        Salary         Bonus     Compensation        Options           Other
Name And Principal Position                  Year        ($)           ($)           ($)(1)(2)         (#)          Compensation
---------------------------                  ----        ---           ---           ---------         ---          ------------

J. Brian O'Neill                            1997      $ 275,000       $300,000        $14,688        $   --
Chairman of the Board                       1996        275,000         85,940         14,688         450,000            (2)
and Chief Executive Officer                 1995        275,000        137,500         14,632         450,000


Jonathan P. Robinson                        1997        125,000        189,062          7,440            --
  Vice President, Treasurer,                1996        125,000         39,060          7,440          90,000            (3)
  Secretary and Chief Financial Officer     1995        110,000         65,544          6,752         120,000

(1) Each executive officer pays $100 per month toward the lease payments with respect to his Company furnished car. The balance of the lease payments of $1,224 per month as to Mr. O'Neill, and $620 per month as to Mr. Robinson.

(2) In May 1996, Mr. O'Neill received a warrant to purchase 610,160 shares of TLSP common stock from the Company for $1.50 per share.

(3) In May 1996, Mr. Robinson received a warrant to purchase 76,316 shares of TLSP common stock from the Company for $1.50 per share.

Option Grants in Fiscal Year 1997

          No stock options were granted to any named executive officer in 1997.

Aggregated Options Exercised in 1997 and Year End Option Values

The following table sets forth certain information with regard to the aggregated options exercised in the fiscal year ended December 31, 1997 and the option values as of the end of that year for the Named Executive Officers.

                                                                      Number of Shares
                                                                         Underlying              Value of Unexercised
                                                                     Unexercised Options        In-the-Money Options at
                                   Shares            Value              at FY End (#)           Fiscal Year End ($)(2)
                                  Acquired          Realized          Exercisable (E)               Exercisable (E)
     Name                       on Exercise          ($) (1)          Unexercisable (U)            Unexercisable (U)
     ----                       -----------          -------          -----------------            -----------------
J. Brian O'Neill                    --                 --                 900,000(E)                $1,534,500 (E)
Jonathan P. Robinson              106,908            313,570                 0                            0

(1) Based upon the difference between the fair market value of CRW Common Stock and the exercise price of the relevent options on the date of exercise.

(2) Based upon the fair market value of CRW's Common Stock of $3.16 per share as of December 31, 1997 determined by taking the closing price of the Common Stock on the NASDAQ Small Cap Market on the last trading date of the year.

Compensation of Directors

During 1997, each of CRW's non-employee directors received cash payment of $10,000 in consideration for their service on the Board. Directors who are also employees of CRW receive no compensation for their services as directors.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth certain information as of March 25, 1998 regarding the beneficial ownership of shares of CRW Common Stock by (i) each person known by CRW to own beneficially more than five percent of the outstanding shares of CRW Common Stock, (ii) each director of CRW, (iii) certain executive officers of CRW and (iv) the directors and executive officers of CRW as a group.


                                                                 Number of         Percent of
Name and Address (1)                                               Shares            Class
--------------------                                               ------            -----
J. Brian O'Neill (2)(5) .......................................   2,177,693          27.1%

Jeffrey Tannenbaum (3)
      1211 Avenue of the Americas
          New York, NY  10036 .................................   1,113,803          17.3%

Fir Tree Value Fund, L.P (3)
      1211 Avenue of the Americas
      New York, NY  10036 .....................................     792,790          12.3%

Technology Leaders II, L.P. (4)
      800 The Safeguard Building
      435 Devon Park Drive
      Wayne, PA 19087 .........................................     745,413          11.6%

TL Ventures Third Corp.(4)
      800 The Safeguard Building
      435 Devon Park Drive
      Wayne, PA 19087 .........................................     592,132           9.2%

Eustace Mita (5)(6) ...........................................     169,800           2.8%

Jonathan P. Robinson ..........................................     141,200           2.2%

Mark DeNino (4) (6) ...........................................     104,702           1.6%

Robert N. Verratti (7) ........................................      57,500            *

Bernard Morgan (7) ............................................      57,500            *

All executive officers and directors as a group (6 persons) (8)   2,708,395          32.6%


*Less than 1%

      (1) Except where otherwise indicated, the address of each beneficial owner listed is c/o CRW Financial, Inc. 200 Four Falls Corporate Center, Suite 415, West Conshohocken, PA 19428 and each beneficial owner has sole voting and investment power over all securities listed.

      (2) Includes 900,000 shares issuable upon exercise of stock options, 412,601 shares issuable upon conversion of a convertible subordinated note and 300,000 shares issuable upon exercise of a warrant.

      (3) Jeffrey Tannenbaum is General Partner of Fir Tree Value Fund and has voting and dispositive authority with respect to the 792,790 shares held by Fir Tree Value Fund, LP. Number of shares also includes 321,013 shares held be Fir Tree Institutional Value Fund LP and Fir Tree Value Partners LDC for which Mr. Tannenbaum has voting and dispositive authority.

      (4) A total of 1,492,847 shares of Common Stock are beneficially owned by Technology Leaders II, L.P., TL Ventures Third Corp., Mark DeNino and certain other related parties (the "TL Group"). Each member of the TL Group has affirmed that it is a member of a group under Section 13 (d) (3) of the Exchange Act and thus may be considered to have beneficial ownership of all securities of the Company held by any member of the TL Group. The above table, however, only includes securities actually held of record by the relevant securityholder and is based on a Form 4 filed on July 7, 1997.

      (5) Mr. O'Neill is Mr. Mita's cousin. Together, Mr. O'Neill and Mr. Mita beneficially own approximately 28.8% of CRW. However, Messrs. O'Neill and Mita disclaim being part of any group with respect to CRW.

      (6) Includes 97,500 shares issuable upon exercise of stock options

      (7) Includes 37,500 shares issuable upon exercise of stock options.

      (8) Includes 1,170,000 shares issuable upon exercise of stock options, 412,601 shares issuable upon exercise of a convertible subordinated note and 300,000 shares issuable upon exercise of warrants.


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

In November 1995, Mr. O'Neill and his wife (collectively, "Lender") made a $1 million loan (the "Loan") to the Company and the company executed a convertible subordinated note (the "Note") in favor of Lender. The Note bears interest at 12.5% per annum, is payable in equal monthly installments of $33,454 and matures in November 1998. The Company also paid Lender a commitment fee equal to one percent of the amount of the Loan in consideration for making the Loan. The Loan was used by the Company to purchase certain computer equipment in which Lender obtained a security interest and for general working capital of the Company. The
Note is convertible at any time during the term thereof and for one year thereafter into shares of Common Stock at a current conversion rate of $1.625 per share based on the principal then outstanding on the Note. Principal paid by the Company during the last fiscal year may also be converted into Common Stock at the same conversion price. As of March 25, 1998, the Note was convertible into 412,601 shares of Common Stock. The Company also entered into a Registration Rights Agreement with Lender which provides Lender with certain piggyback and demand registration rights with respect to the Common Stock which may be obtained upon conversion of the Note. The piggyback registration rights remain in effect for five years until November 1, 2000, and the demand registration rights may only be exercised during the last year of such period.


The Company caused the formation of TeleSpectrum Worldwide Inc. ("TLSP") and subsequently during May 1996 received 8,510,137 shares of common stock in TLSP, par value $0.01 per share in consideration of a capital contribution of TLSP of $1.6 million in cash and the assignment to TLSP of a promissory note in the amount of $500,000. On August 13, 1996, TLSP completed an initial public offering of approximately 12.2 million shares of its common stock, at a public offering price of $15 per share (the "IPO").

The capital contribution made by the Company to TLSP represented proceeds of borrowings by the Company under subordinated notes (the "Subordinated Notes") issued to eight individuals, one partnership and one corporation (the "Lenders") on May 22, 1996. The capital contribution was used by TLSP for professional and other costs associated with the IPO. Amounts outstanding under the Subordinated Notes bear interest at 12% per annum. The notes were repaid in September 1996. As part of the consideration for the Subordinated Notes, the Company issued to the Lenders warrants (the "Lender Warrants") to purchase a total of 1,433,454 shares of TLSP's common stock held by the Company. The Lender Warrants are exercisable at any time during a 10 year term at a price of $1.50 per share. In connection with TLSP's initial capitalization by the Company, TLSP granted the Lenders the right to have TLSP shares of common stock subject to the Lender Warrants registered under the Securities Act along with the registration of any other shares of TLSP common stock and also the right to certain demand registrations subject to the Lenders' agreement not to sell any TLSP common stock underlying the Lender Warrants during the 180 days after consummation of the IPO by TLSP. During 1996 and 1997, 1,365,204 of these warrants were exercised.

In connection with the sale of the Company's debt collection business on February 2, 1997, J. Brian O'Neill, CEO and Jonathan P. Robinson, CFO entered into non-compete, non-solicitation and non-disclosures agreements with NCO Group, Inc. The agreements have a term of three years and prohibit Messrs. O'Neill and Robinson from working in the debt collection industry or otherwise disclosing certain information or soliciting NCO employees during the term of the agreements. Messrs. O'Neill and Robinson received $500,000 and $250,000, respectively in exchange for entering into these agreements.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CRW FINANCIAL, INC.

                               By: /s/ J. Brian O'Neill
                                  ---------------------
                                       J. Brian O'Neill
                                       Chief Executive Officer

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


          Signature                                       Title                                              Date
          ---------                                       -----                                              ----

/s/  J. Brian O'Neill                   Chief Executive Officer and Director                              April 30, 1998
-----------------------------           (Principal Executive Officer)
J. Brian O'Neill


/s/  Jonathan P. Robinson               Chief Financial Officer and Principal                             April 30, 1998
-----------------------------           Financial and Accounting Officer
Jonathan P. Robinson


/s/ Robert N. Verratti                  Director                                                          April 30, 1998
-----------------------------
Robert N. Verratti


/s/ Bernard Morgan                      Director                                                          April 30, 1998
-----------------------------
Bernard Morgan


/s/ Mark DeNino                         Director                                                          April 30, 1998
-----------------------------
Mark DeNino


/s/ Eustace W. Mita                     Director                                                          April 30, 1998
-----------------------------
Eustace W. Mita

