Form 10-Q
period 1998-03-31
CRW FINANCIAL INC /DE
filed 1998-05-15
CIK 943809

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---- SECURITIES EXCHANGE ACT OF 1934
                                                March 31, 1998
     For the quarterly period ended
                                    ---------------------------------------

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   --------------------    ---------------------

                                                0-26015
                   Commission file number
                                          --------------------

                               CRW Financial, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            23-2691986
-------------------------------------------------------------------------------
(State or other jurisdiction or                             (I.R.S. employer
incorporation or organization)                             identification no.)


200 Four Falls Corporate Center, Suite 415   West Conshohocken, PA      19428
--------------------------------------------------------------------------------
            (Address of principal executive office)                   (Zip Code)

                                                           610/878-7429
Registrant's telephone number, including area code:
                                                    ---------------------------

-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of the registrant's common stock outstanding as of April 30, 1998 was 6,458,853.

================================================================================

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
             AT DECEMBER 31, 1997 AND MARCH 31, 1998                      3

             CONDENSED CONSOLIDATED STATEMENTS OF
             OPERATIONS FOR THE THREE MONTHS ENDED
             MARCH 31, 1997 AND 1998                                      4

             CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS FOR THE THREE MONTHS ENDED
             MARCH 31, 1997 AND 1998                                      5

             NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS                                         6

ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                   9

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                11

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

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              ASSETS                                    DECEMBER 31, 1997    MARCH 31, 1998
              ------                                    -----------------    --------------
                                                                              (unaudited)
CURRENT ASSETS:                                        (In Thousands, Except Share Amounts)
     Cash                                                        $  1,646          $  2,285
     Other current assets                                             232               251
     Investment in NCO Group, Inc.                                  2,013              --
                                                                 --------          --------
            Total current assets                                    3,891             2,536

PROPERTY AND EQUIPMENT, net                                           240               244

INTANGIBLE ASSETS, net                                                352               345

INVESTMENT IN TELESPECTRUM WORLDWIDE INC                           15,266            12,791

DEFERRED INCOME TAX ASSET                                           2,324             2,324

OTHER ASSETS                                                           55                55
                                                                 --------          --------

                                                                 $ 22,128          $ 18,295
                                                                 ========          ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:

     Current portion of long-term debt                           $    798          $    143
     Accounts payable                                                 466               326
     Accrued expenses                                               2,468             1,177
                                                                 --------          --------

            Total current liabilities                               3,732             1,646
                                                                 --------          --------

DEFFERED INCOME TAXES                                               5,795             5,584
                                                                 --------          --------

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares authorized,
           no shares issued and outstanding                          --                --
     Common Stock $.01 par value, 20,000,000 shares authorized
           6,435,486 and 6,458,853 shares issued
           and outstanding, respectively                               64                65
     Additional paid-in capital                                    40,390            40,434
     Unrealized gain on investment in NCO Group, Inc.               1,263              --
     Accumated deficit                                            (29,116)          (29,434)
                                                                 --------          --------
            Total stockholders' equity                             12,601            11,065
                                                                 --------          --------
                                                                 $ 22,128          $ 18,295
                                                                 ========          ========


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             1997      1998
                                                           -------    -------
                                                             (In Thousands,
                                                         except share amounts)
NET REVENUES                                               $ 1,266    $ 1,658

OPERATING EXPENSES, excluding
      Non-cash charges                                       1,544      1,599

DEPRECIATION AND AMORTIZATION                                   39         18
                                                           -------    -------

     Operating Income (Loss)                                  (317)        41

INTEREST EXPENSE                                              (206)        (9)

GAIN ON SALE OF NCO GROUP, INC. WARRANT                       --        1,914

EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM WORLDWIDE INC        805     (2,475)
                                                           -------    -------

     Income (loss) from continuing operations
            before income taxes                                282       (529)

INCOME TAXES (BENEFIT)                                         107       (211)
                                                           -------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       175       (318)

INCOME FROM DISCONTINUED OPERATIONS,
     NET (Note 6)                                               39       --

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET (Note 4)        1,383       --
                                                           -------    -------

NET INCOME  (LOSS)                                         $ 1,597    $  (318)
                                                           =======    =======



BASIC NET INCOME (LOSS) PER SHARE:


    Continuing  Operations                                 $  0.03    $ (0.05)
    Discontinued Operations                                   0.25       --
                                                           -------    -------
                                                           $  0.28    $ (0.05)
                                                           =======    =======


DILUTED NET INCOME (LOSS) PER SHARE:

   Continuing  Operations                                  $  0.02    $ (0.05)
   Discontinued Operations                                    0.19       --
                                                           -------    -------
                                                           $  0.21    $ (0.05)
                                                           =======    =======



            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              ------------------
                                                                1997       1998
                                                              -------    -------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME  (LOSS)                                            $ 1,597    $  (318)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:

          Gain on sale of NCO Group, Inc. warrant                --       (1,914)
          Equity in (earnings) loss of TeleSpectrum              (805)     2,475
          Gain on sale of collection business                  (1,383)      --
          Discontinued operations - non-cash charges
               and working capital charges                        261       --
          Depreciation and amortization                            39         18
          Deferred tax provision (benefit)                        107       (211)

         Decrease other assets                                   (331)       (19)
      Increase (decrease) in liabilities
         Accounts payable                                         110       (139)
         Accrued expenses                                        (923)    (1,291)
                                                              -------    -------

Net cash used in operating activities                          (1,328)    (1,399)
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of NCO Group, Inc. warrant               --        2,664
     Cash paid for acquisition                                    (25)      --
     Investing activities of discontinued operations             (100)      --
     Proceeds from sale of collection business                  3,750       --
     Purchases of property and equipment                          (58)       (15)
                                                              -------    -------

Net cash provided by investing activities                       3,567      2,649
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                      258         44
     Repayments of long term debt                              (2,114)      (655)
                                                              -------    -------

Net cash used in financing activities                          (1,856)      (611)
                                                              -------    -------



INCREASE IN CASH                                                  383        639

CASH, BEGINNING OF PERIOD                                       1,448      1,646
                                                              -------    -------

CASH, END OF PERIOD                                           $ 1,831    $ 2,285
                                                              =======    =======

            See notes to condensed consolidated financial statements.

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

     In February, 1997, CRW sold the assets of its Collection Business (see Note
4). Accordingly, the accompanying financial statements have been restated to present the Collection Business as a discontinued operation. The continuing operations consist of the Company's Casino Money Centers, Inc. ("CMC") subsidiary and CRW's corporate management costs.

     The Company is continuing to explore various possible alternatives to increase shareholder value, including a sale of CMC, the sale of its investment in TLSP or the merger of the Company into TLSP, although there can be no assurance that the Company may not pursue other alternatives or that an increase in shareholder value will be achieved.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Basic and Diluted Net Income (Loss) Per Common Share

     The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. The weighted average number of shares of common stock outstanding at March 31, 1998 and 1997 for the purposes of computing basic EPS was 6,447,170 and 5,884,984, respectively. The number of shares of common stock at March 31, 1998 and 1997 for purposes of computing diluted EPS was 6,447,170 and 7,621,183, respectively. A reconciliation between basic and diluted EPS at March 31, 1997 is as follows:
                                                              Shares
                                                              ------

                       Shares used in Basic EPS             5,884,984

                       Impact of Options
                           and Warrants                     1,736,199
                                                            ---------

                       Shares used in Diluted EPS           7,621,183
                                                            =========

4.  Sale of Collection Business

     On February 2, 1997, CRW sold the assets of its Collection Business to NCO Group, Inc. ("NCOG") for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 517,767 shares of NCOG common stock, and a warrant to purchase 375,000 shares of NCOG stock at $18.42 per share. CRW recorded an after-tax gain of $1,383,000 on the sale of the Collection Business. The gain did not result in the payment of any Federal income taxes as the Company had sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):



                 Fair Market Value of Consideration Paid by NCOG              $12,800
                 Net Assets Sold                                               (7,942)
                 Retention, Severance Pay and Non-compete Payments             (1,339)
                 Estimated Purchase Price Adjustment                             (259)
                 Professional Fees and Accrued Expenses                          (881)
                                                                              -------

                 Gain before income taxes                                       2,379
                 Utilization of Net Operating Loss Carryforward                  (996)
                                                                              -------
                 Gain on Sale of Collection Business                          $ 1,383
                                                                              =======

     The appraisal of the consideration paid by NCOG indicated that the fair value of the 517,767 shares of NCOG common stock received by CRW on February 2, 1997 was $8,300,000, or $16.05 per share, and that the fair value of the warrant to purchase 375,000 shares of NCOG common stock at $18.42 per share was $750,000.

     The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 1997, the investment in NCOG is classified as available-for-sale and reported at market value; therefore, any unrealized holding gain or loss is presented as a separate component of stockholders' equity. As of December 31, 1997, the Company recorded a $1,263,000 unrealized gain, net of tax on its investment in NCOG.

     In July 1997, the Company sold its 517,767 shares of NCOG common stock for $9,624,000 resulting in a gain of approximately $1,324,000. In February 1998, the Company sold its warrant to purchase 375,000 shares of NCOG common stock for approximately $2,664,000, resulting in a gain of approximately $1,914,000.

5. Investment in TeleSpectrum Worldwide Inc.

     The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at March 31, 1998 is $12,791,000. The condensed results of operations of TLSP for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                    1998             1997
                                                    ----             ----
   Condensed Statement of Operations Information:
                     Revenue                      $39,634          $49,154
                     Operating Income (Loss)       (9,990)           4,153
                     Net Income (Loss)            (10,069)           2,698

                                                          March 31,
                                                    1998             1997
                                                    ----             ----
   Condensed Balance Sheet Information:
                     Current Assets               $62,740          $44,523
                     Non-current Assets            64,231          243,204
                     Current Liabilities           49,037           23,155
                     Non-current Liabilities        7,258           21,417
                     Stockholders' Equity          70,676          243,155

As of March 31, 1998, CRW owned 6,946,583 shares of TLSP common stock. During the first quarter of 1998, a warrant to purchase 75,445 shares of TLSP common stock from the Company was exercised pursuant to the cashless exercise provision of the warrant, whereby the warrant was cancelled in exchange for the Company's transfer to the warrant holder of 45,974 shares of TLSP common stock. After this exercise and as of March 31, 1998, warrants to purchase 678,410 shares of TLSP from CRW for $1.50 per share remained outstanding. Therefore, if all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,017,000 of consideration and would then own 6,268,173 shares of TLSP common stock.

6. Discontinued Operations

     Below is a summary of the operating results for the Collection Business, which as discussed in Note 1 was sold on February 2, 1997 and has been classified as a discontinued operation. (In thousands)

                                                Three Months Ended
                                                  March 31, 1997
                                                  --------------
               Net Revenues                           $2,006
               Operating Expenses                      1,967
                                                      ------
               Operating Income                           39
               Income Taxes                               --
                                                      ------
               Income from discontinued operations        39
                                                      ======

7. Common Stock Equivalents

As of March 31, 1998, the Company had outstanding the following common stock equivalents:


                                                        Number of                Aggregate
                                                       Common Stock               Exercise
                                                        Equivalents               Proceeds
                                                       -----------                --------
Incentive and non-qualified options
     to purchase common stock                           1,234,601                $3,362,866
Convertible subordinated note                             412,601                   670,476
Warrants to purchase common stock                         362,500                   987,250
                                                        ---------                ----------
                                                        2,009,702                $5,020,592
                                                        =========                ==========

All of the common stock equivalents listed above are exercisable.


8. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and an unrealized holding gain on its investment in NCO Group, Inc. (See Note 4). Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $(318,000) and $778,000, respectively.

9. Loss of Major Customer

CMC's largest client, the Oneida Casino notified the Company in April 1998 that it would terminate its relationship with CMC in the second quarter of 1998.

CMC's Oneida location generated revenue of approximately $2,083,000 and $550,000 in 1997 and for the three months ended March 31, 1998. In addition, such revenues generated substantially all of CMC's operating income in 1997 and for the three months ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CRW's operating results have been restated to reflect the classification of the Collection Business as a discontinued operation.

Continuing Operations

     Below is a summary of operating results (in thousands) for CRW and its CMC subsidiary:


                                         Three Months Ended March 31, 1998
                                         ---------------------------------
                                    CRW              Casino
                                 Financial        Money Centers         Total
                                 ---------        -------------         -----

Net Revenues                      $  --              $ 1,658           $ 1,658
Operating Expenses,
     excluding non-cash charges       157              1,442             1,599

Depreciation and amortization           3                 15                18
                                  -------            -------           -------

Operating Income (loss)           $  (160)           $   201           $    41
                                  =======            =======           =======

                                          Three Months Ended March 31, 1997
                                          ---------------------------------
                                    CRW              Casino
                                 Financial        Money Centers         Total
                                 ---------        -------------         -----

Net Revenues                      $  --              $ 1,266           $ 1,266
Operating Expenses,
     excluding non-cash charges       379              1,165             1,544

Depreciation and amortization          25                 14                39
                                  -------            -------           -------

Operating Income (loss)           $  (404)           $    87           $  (317)
                                  =======            =======           =======

CMC's largest client, the Oneida Casino notified the Company in April 1998 that it would terminate its relationship with CMC in the second quarter of 1998.

CMC's Oneida location generated revenue of approximately $2,083,000 and $550,000 in 1997 and for the three months ended March 31, 1998. In addition, such revenues generated substantially all of CMC's operating income in 1997 and for the three months ended March 31, 1998.


Three Months Ended March 31, 1998 and March 31, 1997

     Net Revenues. Net revenues for the three months ended March 31, 1998 increased $392,000 (31%) to $1,658,000 from $1,266,000 for the three months ended March 31, 1997, primarily due to an increase in revenue at the Oneida Casino location. The Oneida location will be shut down in May 1998.

     Operating Expenses. Operating expenses increased $34,000 (2%) to $1,617,000 for the three months ended March 31, 1998 from $1,583,000 for the three months ended March 31, 1997, primarily due to a $278,000 increase in CMC's expenses, partially offset by a $244,000 decrease in CRW's expenses.


     Operating Income (Loss). The Company's operating income was $41,000 for the three months ended March 31, 1998 compared to a loss of $317,000 for the three months ended March 31, 1997 due to the $392,000 increase in net revenues, partially offset by the $34,000 increase in operating expenses.

     Interest Expense. Interest expense decreased $197,000 to $9,000 for the three months ended March 31, 1998 from $206,000 for the three months ended March 31, 1997 due to the repayment of $9,042,000 of debt in 1997 and $655,000 of debt during the three months ended March 31, 1998.

     Income Taxes. An income tax benefit of $211,000 was recorded for the three months ended March 31, 1998 compared to $107,000 provision for the three months ended March 31, 1997. The effective income tax rate was approximately 38% in 1997 and 40% in 1998.

Discontinued Operations

     The results of operations for the Collection Business for the three months ended March 31, 1997 include the results from January 1, 1997 to February 2, 1997, the date on which the Collection Business was sold to NCOG.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998 net cash used in operating activities was $1,399,000 compared to $1,328,000 of cash used in operating activities for the three months ended March 31, 1997. The increase in cash used in operating activities in the 1998 period was primarily due to the $358,000 increase in operating income, offset by the $197,000 decrease in interest expense and a $617,000 increase in cash paid to reduce accounts payable and accrued expenses.

     Net cash provided by investing activities during the three months ended March 31, 1998 was $2,649,000 compared to $3,567,000 of cash provided by investing activities for the three months ended March 31, 1997 primarily due to the $2,664,000 of proceeds received in the 1998 period from the sale of the NCOG warrant as compared to $3,750,000 of cash proceeds received in the 1997 period from the sale of the Collection Business.

     Net cash used in financing activities during the three months ended March 31, 1998 was $611,000 compared to $1,856,000 of cash provided by financing activities for the three months ended March 31, 1997 primarily due to the repayment of $655,000 of debt in the 1998 period as compared to $2,114,000 in the 1997 period.

     CRW believes that its cash on hand and any cash to be generated from operating activities will be adequate to meet its needs through December 31, 1998.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.
              Number    Document
              ------    --------

              3.1       Restated Certificate of Incorporation of the Company (1)

              3.2 Amendment to Restated Certificate of Incorporation of the Company (2)

              3.3       Amended Bylaws of the Company (3)

              27        Financial Data Schedule



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

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-62700) and incorporated herein by reference.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

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


                                 CRW FINANCIAL, INC.
                                 -------------------
                                     (Registrant)


Date:  May 15, 1998             BY: /s/ Jonathan P. Robinson
                                    ---------------------------------
                                Jonathan P. Robinson, Chief Financial Officer