Form 10-Q
period 1998-06-30
CRW FINANCIAL INC /DE
filed 1998-08-14
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---- SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                    -------------

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   --------------------    ---------------------


                         Commission file number 0-26014
                                                -------


                               CRW Financial, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            23-2691986
-------------------------------                            -------------------
(State or other jurisdiction or                             (I.R.S. employer
 incorporation or organization)                            identification no.)


200 Four Falls Corporate Center, Suite 415, West Conshohocken, PA      19428
-----------------------------------------------------------------    ----------
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

     The number of shares outstanding of the Registrant's common stock is 6,473,853 as of August 10, 1998.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT DECEMBER 31, 1997 AND JUNE 30, 1998                      3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1998                4

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE SIX MONTHS  ENDED
                  JUNE 30, 1997 AND JUNE 30, 1998                             5

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                        6

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                   10

PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K                                   13

          SIGNATURES                                                         14


     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, developments and results of the Company's business include, but are not limited to, those matters discussed herein under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    ASSETS                           DECEMBER 31, 1997        JUNE 30, 1998
                    ------                           -----------------        -------------
                                                                               (unaudited)
                                                      (In Thousands, Except Share Amounts)
CURRENT ASSETS:
   Cash                                                   $ 1,646                $ 1,313
   Other current assets                                       232                    379
   Investment in NCO Group, Inc. (Note 4)                   2,013                     --
                                                          -------                -------

      Total current assets                                  3,891                  1,692

PROPERTY AND EQUIPMENT, net                                   240                    247

INTANGIBLE ASSETS, net                                        352                    337

INVESTMENT IN TELESPECTRUM WORLDWIDE INC.                  15,266                 12,042

DEFERRED INCOME TAX ASSET                                   2,324                  2,878

OTHER ASSETS                                                   55                     53
                                                          -------                -------
                                                          $22,128                $17,249
                                                          =======                =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt                      $   798                $   143
   Accounts payable                                           466                    428
   Accrued expenses                                         2,468                    297
                                                          -------                -------

      Total current liabilities                             3,732                    868
                                                          -------                -------

DEFFERED INCOME TAXES                                       5,795                  5,795
                                                          -------                -------

STOCKHOLDERS' EQUITY:

   Preferred Stock, no par value, 500,000 shares
      authorized, no shares issued and outstanding             --                     --
   Common Stock $.01 par value, 20,000,000 shares
      authorized 6,435,486 and 6,473,853 shares
      issued and outstanding, respectively                     64                     65
   Additional paid-in capital                              40,390                 40,465
   Unrealized gain on investment in NCO Group, Inc.         1,263                     --
   Accumulated deficit                                    (29,116)               (29,944)
                                                          -------                -------
      Total stockholders' equity                           12,601                 10,586
                                                          -------                -------
                                                          $22,128                $17,249
                                                          =======                =======


            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  --------------------------------      --------------------------------
                                                  June 30, 1997      June 30, 1998      June 30, 1997      June 30, 1998
                                                  -------------      -------------      -------------      -------------
                                                                    (In thousands, except share amounts)
NET REVENUES                                          $1,280             $1,310             $2,546             $2,968

OPERATING EXPENSES,
   excluding non-cash charges                          1,890              1,340              3,434              2,939

DEPRECIATION AND AMORTIZATION                             41                 19                 80                 37
                                                      ------             ------             ------             ------

     Operating Loss                                     (651)               (49)              (968)                (8)

INTEREST (EXPENSE) INCOME                               (187)                 2               (393)                (6)

GAIN ON SALE OF NCO GROUP, INC. WARRANT                   --                 --                 --              1,914

OTHER EXPENSE                                             --                (54)                --                (55)

EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM                (75)              (749)               730             (3,224)
                                                      ------             ------             ------             ------

     Loss from continuing operations
        before income taxes                             (913)              (850)              (631)            (1,379)

INCOME TAXES (BENEFIT)                                  (347)              (340)              (240)              (551)
                                                      ------             ------             ------             ------
     Loss from continuing operations                    (566)              (510)              (391)              (828)

LOSS FROM DISCONTINUED OPERATIONS, NET                    --                 --                (59)                --

GAIN ON SALE OF DISCONTINUED OPERATIONS,  NET             --                 --              1,481                 --
                                                      ------             ------             ------             ------
     Net Income (loss)                                $ (566)            $ (510)            $1,031             $ (828)
                                                      ======             =======            ======             ======

BASIC INCOME (LOSS) PER SHARE:

     Continuing  Operations                           $(0.09)            $(0.08)            $(0.07)            $(0.13)
     Discontinued Operations                              --                 --               0.24                 --
                                                      ------             ------             ------             ------
                                                      $(0.09)            $(0.08)            $ 0.17             $(0.13)
                                                      ======             =======            ======             ======

DILUTED INCOME (LOSS) PER SHARE:

     Continuing Operations                             (0.09)             (0.08)             (0.05)             (0.13)
     Discontinued Operations                              --                 --               0.19                 --
                                                      ------             ------             ------             ------
                                                      $(0.09)            $(0.08)            $ 0.14             $(0.13)
                                                      ======             ======             ======             ======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              SIX MONTHS  ENDED
                                                       ----------------------------------
                                                       JUNE 30, 1997        June 30, 1998
                                                       -------------        -------------
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                         $ 1,031             $  (828)

   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Equity in (Earnings) Loss of TeleSpectrum             (730)              3,224
       Discontinued Operation - Non Cash Charges
         and Working Capital Changes                          357                  --
       Gain on Sale of NCO Group, Inc. Warrant                 --              (1,914)
       Gain on Sale of collection business                 (1,481)                 --
       Depreciation and amortization                           80                  37
       Deferred taxes                                        (240)               (551)
   (Increase)/decrease in assets
       Other assets                                          (196)               (145)
   Increase (decrease) in liabilities
       Accounts payable                                        90                 (38)
       Accrued expenses and other liabilities              (1,195)             (2,173)
                                                          -------             -------
Net cash used in operating activities                      (2,284)             (2,388)
                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of NCO Group, Inc. Warrant                  --               2,664
Purchases of property and equipment                           (98)                (29)
Proceeds from sale of collection business                   3,750                  --
Investing activities of discontinued operations              (100)                 --
Cash paid for acquisitions                                    (25)                 --
                                                          -------             -------
Net cash provided by investing activities                   3,527               2,635
                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                    421                  75
   Repayments of long term debt                            (1,375)               (655)
                                                          -------             -------
Net cash used in financing activities                        (954)               (580)
                                                          -------             -------

INCREASE (DECREASE) IN CASH                                   289                (333)

CASH, BEGINNING OF PERIOD                                   1,448               1,646
                                                          -------             -------
CASH, END OF PERIOD                                       $ 1,737             $ 1,313
                                                          =======             =======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. BACKGROUND:

     CRW Financial, Inc. ("CRW" or the "Company") founded Telespectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the Nasdaq National Market System under the symbol "TLSP". CRW currently owns approximately 6.95 million shares of common stock in TLSP, subject to certain outstanding warrants to purchase a portion of such TLSP stock from the Company. If all of such outstanding warrants are exercised by the holders thereof, the Company will receive approximately $1 million of consideration and would then hold approximately 6.27 million, or approximately 25%, of the outstanding shares of TLSP common stock. In addition, the Company's wholly-owned subsidiary, Casino Money Centers, Inc. ("CMC"), provides check cashing and other financial services to the casino industry.

     In June 1998, the Company signed a non-binding memorandum of terms (the "Memorandum") to merge (the "Merger") into TLSP. The terms of the Merger provide for each share of CRW common stock to be converted into .709 shares of TLSP common stock plus the right to receive cash in an amount currently estimated by the Company to be approximately $0.18 per share based on remaining cash of the Company after payment of the Company's liabilities. The Company and TLSP are currently negotiating the terms of a definitive merger agreement.

     After attempting to locate a third party buyer for nine months, in May 1998 the Company signed a non-binding letter of intent to sell its CMC subsidiary to an entity controlled by J. Brian O'Neill, the Company's Chairman of the Board and Chief Executive Officer, for $2.1 million in cash. If the Company is able to successfully close this sale of CMC, it expects to record a gain of approximately $250,000. The parties are currently negotiating the terms of a definitive purchase agreement.

     The Company intends to use the cash proceeds from the sale of CMC to pay off the Company's liabilities existing at the time of closing of such sale. The Company's remaining cash on hand after the payment of these liabilities would be acquired by TLSP in the Merger. As a result, the amount of cash to be paid by TLSP as partial consideration for each share of CRW common stock in the Merger will be dependent upon this remaining amount of CRW cash.

     The completion of both the Merger of the Company into TLSP and the sale of CMC remain subject to significant conditions precedent, including without limitation the negotiation and execution of definitive agreements pertaining to each transaction, completion of satisfactory due diligence review, obtaining the approval of the relevant entities' Boards of Directors and special committees thereof, receipt of fairness opinions from an independent financial advisor to the Company with respect to the terms of the transactions, and obtaining shareholder approval. In addition, the 30-day period during which the Company and TLSP agreed to exclusively negotiate with each other pursuant to the terms of the Memorandum has expired. Accordingly, there can be no assurance that the Company will be able to successfully complete either the sale of CMC or the Merger. In addition, if either transaction is completed, it may not be on the same terms summarized herein.

2. BASIS OF PRESENTATION:

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

3. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. However, this effect is not included if the Company has a net loss in the period. The weighted average number of shares of common stock used for computing basic EPS for the three months ending June 30, 1997 and 1998 was 6,016,042 and 6,743,853, respectively, and was 5,938,926 and
6,451,064 for the six months ended June 30, 1997 and 1998, respectively. The number of shares used for calculating diluted EPS was the same as the number of shares used for calculating basic EPS for the three months ended June 30, 1997 and 1998 and for the six months ended June 30, 1998 as a result of net losses for these periods. For the six months ended June 30, 1997, the Company had net income and therefore the following reconciliation is presented:

                                                          Number of Shares
                                                          Six Months Ended
                                                           June 30, 1997
                                                          ----------------
     Shares used in Basic EPS                                5,938,926
     Impact of Options and Warrants                          1,484,240
                                                             ---------
     Shares used in Diluted EPS                              7,423,166
                                                             =========

4. SALE OF COLLECTION BUSINESS:

     On February 2, 1997, CRW sold the assets of its Collection Business to NCO Group, Inc. ("NCOG") for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 517,767 shares of NCOG common stock, and a warrant to purchase 375,000 shares of NCOG common stock at $18.42 per share. CRW recorded an after-tax gain of $1,481,000 on the sale of the Collection Business. The gain will not result in the payment of any Federal income taxes as the Company had sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):

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

     On July 8, 1997, CRW completed the sale of its 517,767 shares of NCOG common stock for $18.58 per share, generating net proceeds of $9,623,000. The sale of the stock resulted in an after-tax gain of approximately $800,000. The net proceeds from the sale were used to fully retire the Company's $7,500,000 of bank debt and to reduce other current liabilities of the Company. In February 1998, the Company sold its warrant to purchase NCO Group, Inc. common stock for approximately $2,664,000, resulting in a gain of approximately $1,914,000.

     The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At June 30, 1997, the investment in NCOG was classified as available-for-sale and reported at market value; therefore, any unrealized holding gain or loss was presented as a separate component of stockholders' equity. As of December 31, 1997, the Company recorded a $1,263,000 unrealized gain on its investment in NCOG based on NCOG's December 31, 1997 common stock price of $21.79 per share.

5. INVESTMENT IN TELESPECTRUM WORLDWIDE INC.

     The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at June 30, 1998 is $12,042,000. The condensed financial information of TLSP for the six months ended June 30, 1997 and 1998 are as follows (in thousands):

     Condensed Statement of Operations Information:

                                                     1998            1997
                                                   --------        --------
        Revenue                                    $ 79,915        $ 93,460
        Operating Income (loss)                     (12,501)          1,758
        Net Income (loss)                           (12,708)          2,080

     Condensed Balance Sheet Information:

        Current Assets                             $ 37,822        $ 51,949
        Non-current Assets                           61,678         255,262
        Current Liabilities                          25,321          27,547
        Non-current Liabilities                       4,659          37,125
        Stockholders' Equity                         69,520         242,539

     During the six months ended June 30, 1998 certain warrant holders exercised warrants to purchase 75,445 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants, whereby the warrants were cancelled in exchange for 45,974 shares of TLSP common stock. After this exercise, CRW owned 6,946,583 shares of TLSP common stock. If all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,017,000 of consideration and would then own 6,268,173 shares of TLSP common stock.

6. DISCONTINUED OPERATIONS:

     Below is a summary of the operating results for the Collection Business, which as discussed in Note 4 was sold on February 2, 1997 and has been classified as a discontinued operation. (In thousands)

                                                          Six Months Ended
                                                           June 30, 1997
                                                          ----------------
     Net Revenues                                              $2,006
     Operating Expenses                                         2,101
                                                               ------
     Operating Loss                                               (95)
     Income Taxes                                                  36
                                                               ------
     Loss from discontinued operations                         $  (59)
                                                               ======

7. COMMON STOCK EQUIVALENTS

     As of June 30, 1998, the Company had outstanding the following common stock equivalents:

                                                   Number of         Aggregate
                                                  Common Stock       Exercise
                                                  Equivalents        Proceeds
                                                  ------------      ----------
     Incentive and non-qualified options
        to purchase common stock                    1,205,000       $2,435,450
     Convertible subordinated note                    412,601          669,789
     Warrants to purchase common stock                362,500        1,002,875
                                                    ---------       ----------
                                                    1,980,101       $4,108,114
                                                    =========       ==========

     All of the common stock equivalents listed above are exercisable.

8. COMPREHENSIVE INCOME:

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and an unrealized holding gain on its investment in NCO Group, Inc. (See Note
4). Total comprehensive income (loss) for the six months ended June 30, 1998 and 1997 was $(828,000) and $2,869,000, respectively.

9. LOSS OF MAJOR CUSTOMER

     CMC's largest client, the Oneida Casino, terminated its relationship with CMC in May 1998. CMC's Oneida location generated revenue of approximately $1,076,000 and $766,000 for the six months ended June 30, 1997 and 1998. In addition, such revenues generated income in excess of CMC's total operating income for the six months ended June 30, 1997 and 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Below is a summary of operating results (in thousands) for the Company's two continuing business segments, CRW Financial, Inc. and Casino Money Centers, Inc.

                                          Three Months Ended June 30, 1998
                                      ----------------------------------------
                                         CRW             Casino
                                      Financial       Money Centers      Total
                                      ---------       -------------     ------
Net Revenues                           $  --             $1,310         $1,310
Operating Expenses,
   excluding non-cash charges            132              1,208          1,340
Depreciation and Amortization              3                 16             19
                                       -----             ------         ------
Operating (Loss) Income                $(135)            $   86         $  (49)
                                       =====             ======         ======


                                          Three Months Ended June 30, 1997
                                      ----------------------------------------
                                         CRW             Casino
                                      Financial       Money Centers      Total
                                      ---------       -------------     ------

Net Revenues                           $  --             $1,280         $1,280
Operating Expenses,
   excluding non-cash charges            743              1,147          1,890
Depreciation and Amortization             25                 16             41
                                       -----             ------         ------
Operating (Loss) Income                $(768)            $  117         $ (651)
                                       ======            ======         ======

Three Months Ended June 30, 1998 and June 30, 1997

     Net Revenues. Net revenues for the three months ended June 30, 1998 increased $30,000 (2%) to $1,310,000 from $1,280,000 for the three months ended June 30, 1997, primarily due to the opening of a new CMC facility at the Tualip Casino in Seattle Washington, offset by the loss of one month of revenue from the Oneida Casino facility. The Oneida Casino terminated its relationship with CMC in May 1998.

     Operating Expenses. Operating expenses decreased $572,000 (30%) to $1,359,000 for the three months ended June 30, 1998 from $1,931,000 for the three months ended June 30, 1997, primarily due to a $633,000 decrease in CRW's expenses, partially offset by a $61,000 increase in CMC's expenses. The decrease in CRW's expenses was primarily due to litigation related costs and other overhead in 1997. The increase in CMC's expenses was primarily due to the new facility at the Tulalip Casino.

     Depreciation and amortization expenses decreased $22,000 to $19,000 for the three months ended June 30, 1998 from $41,000 for the three months ended June 30, 1997 due to assets which became fully depreciated in late 1997 and early 1998.

     Operating Loss. The Company generated an operating loss of $49,000 for the three months ended June 30, 1998 compared to an operating loss of $651,000 for the three months ended June 30, 1997 due to CMC's $30,000 increase in revenue and the $572,000 decrease in operating expenses.

     Interest (Income) Expense. Interest income was $(2,000) for the three months ended June 30, 1998 compared to $187,000 of interest expense for the three months ended June 30, 1997. The decrease in interest expense was due to the repayment of all of the Company's bank debt in 1997.

     Income Tax Benefit. The income tax benefit was $340,000 for the three months ended June 30, 1998 compared to $347,000 for the three months ended June 30, 1997, reflecting effective tax rates of approximately 40% and 38%, respectively.

                                           Six Months Ended June 30, 1998
                                      ----------------------------------------
                                         CRW             Casino
                                      Financial       Money Centers      Total
                                      ---------       -------------     ------
Net Revenues                           $   --            $2,968         $2,968
Operating Expenses,
   excluding non-cash charges             289             2,650          2,939
Depreciation and amortization               6                31             37
                                       ------            ------         ------
Operating Income (loss)                $ (295)           $  287         $   (8)
                                       ======            ======         ======


                                           Six Months Ended June 30, 1997
                                      ----------------------------------------
                                         CRW             Casino
                                      Financial       Money Centers      Total
                                      ---------       -------------     ------
Net Revenues                           $    --           $2,546         $2,546
Operating Expenses,
   excluding non-cash charges            1,095            2,339          3,434
Depreciation and amortization               50               30             80
                                       -------           ------         ------
Operating Income (loss)                $(1,145)          $  177         $ (968)
                                       =======           ======         ======

Six Months Ended June 30, 1998 and June 30, 1997

     Net Revenues. Net revenues for the six months ended June 30, 1998 increased $422,000 (17%) to $2,968,000 from $2,546,000 for the six months ended June 30,
1997 primarily due to a new CMC facility at the Tulalip Casino in Seattle, Washington which opened in September 1997.

     Operating Expenses. Operating expenses decreased $538,000 (15%) to $2,976,000 for the six months ended June 30, 1998 from $3,514,000 for the six months ended June 30, 1997 primarily due to an $850,000 decrease in CRW's expenses, partially offset by a $312,000 increase in CMC's expenses. The decrease in CRW's expenses was primarily due to litigation costs and other overhead in 1997. The increase in CMC's expenses was primarily due to the new facility at the Tulalip Casino.

     Depreciation and amortization expenses decreased $43,000 to $37,000 for the six months ended June 30, 1998 from $80,000 for the six months ended June 30, 1997 due to fixed assets which became fully depreciated in late 1997 and early 1998.

     Operating Loss. The Company generated an operating loss of $8,000 for the six months ended June 30, 1998 compared to an operating loss of $968,000 for the six months ended June 30, 1997 due to the $422,000 increase in net revenues and the $538,000 decrease in operating expenses.

     Interest Expense. Interest expense decreased $387,000 to $6,000 for the six months ended June 30, 1998 from $393,000 for the six months ended June 30, 1997 due to the repayment of all of the Company's bank debt in 1997.

     Income Tax Benefit. The income tax benefit was $551,000 for the six months ended June 30, 1998 compared to $240,000 for the six months ended June 30, 1997. The effective tax rate was approximately 40% and 38%, respectively.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998 net cash used in operating activities was $2,388,000 compared to $2,284,000 for the six months ended June 30, 1997. The increase in cash used in operating activities in the 1998 period was primarily due to a reduction in accrued expenses of $2,173,000 in 1998.

     Net cash provided by investing activities was $2,635,000 during the six months ended June 30, 1998 and consisted primarily of $2,664,000 of cash generated from the sale of the Company's NCO Group, Inc. warrant. Net cash used in investing activities for the six months ended June 30, 1997 was $3,527,000 and consisted primarily of $3,750,000 of cash proceeds from the Company's sale of the collection business.

     Net cash used in financing activities during the six months ended June 30, 1998 was $580,000 due to the repayment of $655,000 of long-term debt, offset by $75,000 of proceeds from the exercise of stock options. Net cash used in financing activities was $954,000 for the six months ended June 30, 1997 and consisted of $1,375,000 to repay long-term debt and $421,000 of proceeds from the exercise of stock options.

     CRW believes that its existing cash on hand and cash anticipated to be generated from exercises of outstanding options and warrants to purchase CRW's common stock will be adequate to meet its needs for at least the next twelve months. In connection with the Company's repayment of its $7,500,000 of bank debt in 1997 (see Note 4), the Company's line of credit with that bank was terminated.

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

           (3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-62700) and incorporated herein by reference.


         (b) The Company filed a Form 8-K on June 22, 1998 pursuant to
             Item 5 of such form relating to its non-binding memorandum of terms to merge with TeleSpectrum Worldwide Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CRW FINANCIAL, INC.
                                                (Registrant)


Date: August 14, 1998                       /s/ Jonathan P. Robinson
                                                -----------------------
                                                Jonathan P. Robinson,
                                                Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



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