Form 10-Q
period 1998-09-30
CRW FINANCIAL INC /DE
filed 1998-11-16
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---   SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1998
                                     ------------------

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


                         Commission file number 0-26014
                                                -------

                               CRW Financial, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      23-2691986
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                      identification no.)


200 Four Falls Corporate Center, Suite 415, West Conshohocken, PA      19428
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

     The number of shares outstanding of the Registrant's common stock is 6,565,709 as of October 30, 1998.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997
            AND SEPTEMBER 30, 1998                                           3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
            AND SEPTEMBER 30, 1998                                           4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
            AND SEPTEMBER 30, 1998                                           5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION                                            10

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                   13

          SIGNATURES                                                         14


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

                               CRW FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31, 1997      SEPTEMBER 30, 1998
                                                                  -----------------      ------------------
                                                                                             (unaudited)
                                                                    (In Thousands, Except Share Amounts)
     ASSETS
     ------
CURRENT ASSETS:
     Cash                                                             $    115               $     89
     Other current assets                                                   83                    155
     Net assets of discontinued operations                               1,738                  1,470
     Investment in NCO Group, Inc. (Note 4)                              2,013                     --
                                                                      --------               --------
           Total current assets                                          3,949                  1,714
PROPERTY AND EQUIPMENT, net                                                 44                     35
INVESTMENT IN TELESPECTRUM WORLDWIDE INC.                               15,266                 12,711
DEFERRED INCOME TAX ASSET                                                2,324                  2,592
OTHER ASSETS                                                                48                     --
                                                                      --------               --------
                                                                      $ 21,631               $ 17,052
                                                                      ========               ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
     Current Portion of long-term debt                                $    798               $     --
     Accounts payable                                                      159                     64
     Accrued expenses                                                    2,278                     78
                                                                      --------               --------
           Total current liabilities                                     3,235                    142
                                                                      --------               --------
DEFFERED INCOME TAXES                                                    5,795                  5,795
                                                                      --------               --------
STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value, 500,000 shares authorized,
           no shares issued and outstanding                                 --                     --
     Common Stock $.01 par value, 20,000,000 shares authorized
           6,435,486 and 6,555,709 shares issued
           and outstanding, respectively                                    64                     65
     Additional paid-in capital                                         40,390                 40,562
     Unrealized gain on investment in NCO Group, Inc.                    1,263                     --
     Accumulated deficit                                               (29,116)               (29,512)
                                                                      --------               --------
           Total stockholders' equity                                   12,601                 11,115
                                                                      --------               --------
                                                                      $ 21,631               $ 17,052
                                                                      ========               ========

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE  MONTHS ENDED         NINE MONTHS ENDED
                                                      September 30,              September 30,
                                                   -------------------       ---------------------
                                                    1997         1998          1997          1998
                                                   -------       -----       -------       -------
                                                        (In thousands, except share amounts)
NET REVENUES                                       $    --       $  --       $    --       $    --
OPERATING EXPENSES, excluding
  non-cash charges                                   1,893          58         2,829           350
DEPRECIATION AND AMORTIZATION                           94           3           144             9
                                                   -------       -----       -------       -------
     Operating Loss                                 (1,987)        (61)       (2,973)         (359)
GAIN ON SALE OF SECURITIES                           1,324          --         1,324         1,914
INTEREST EXPENSE                                       (27)         --          (420)           (6)
EQUITY IN EARNINGS (LOSS)
  OF TELESPECTRUM                                   (3,100)        669        (2,370)       (2,609)
                                                   -------       -----       -------       -------
     Income (loss) from continuing operations
       before income taxes                          (3,790)        608        (4,439)       (1,060)
INCOME TAXES (BENEFIT)                                  --         242          (276)         (425)
                                                   -------       -----       -------       -------
     Income (loss) from continuing operations       (3,790)        366        (4,163)         (635)
INCOME FROM DISCONTINUED OPERATIONS, NET                80          66             2           239
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET            --          --         1,481            --
                                                   -------       -----       -------       -------
NET INCOME (LOSS)                                  $(3,710)      $ 432       $(2,680)      $  (396)
                                                   =======       =====       =======       =======
BASIC INCOME (LOSS) PER COMMON SHARE
              Continuing Operations                $ (0.59)      $0.06       $ (0.69)      $ (0.09)
              Discontinued Operations                  (--)       0.01          0.25          0.03
                                                   -------       -----       -------       -------
                                                   $ (0.59)      $0.07       $ (0.44)      $ (0.06)
                                                   =======       =====       =======       =======
DILUTED INCOME (LOSS) PER COMMON SHARE
              Continuing Operations                $ (0.59)      $0.05       $ (0.69)      $ (0.09)
              Discontinued Operations                   --        0.01          0.25          0.03
                                                   -------       -----       -------       -------
                                                   $ (0.59)      $0.06       $ (0.44)      $ (0.06)
                                                   =======       =====       =======       =======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                            -----------------------------
                                                            SEPT 30, 1997   SEPT 30, 1998
                                                            -------------   -------------
                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                     $ (2,680)        $  (396)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Equity in Loss of TeleSpectrum                           2,370           2,609
       Discontinued Operations - Non Cash Charges and
         Working Capital Changes                               (2,336)            444
       Gain on sale of collection business                     (1,481)             --
       Gain on sale of NCO Group, Inc. securities              (1,324)         (1,914)
       Depreciation and amortization                              190               9
       Deferred taxes                                            (204)           (425)
   (Increase)/decrease in assets
       Other assets                                                62             (24)
    Increase (decrease) in liabilities
       Accounts payable                                           (69)            (95)
       Accrued expenses and other liabilities                   1,014          (2,200)
                                                             --------         -------
Net cash used in operating activities                          (4,458)         (1,992)
                                                             --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of NCO Group, Inc. securities           9,623           2,664
     Proceeds from sale of collection business                  3,750              --
     Investing activities of discontinued operations             (248)            (73)
                                                             --------         -------
Net cash provided by investing activities                      13,125           2,591
                                                             --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        421              75
   Repayments of long term debt                                  (514)           (700)
   Repayments under line of credit                             (8,500)             --
                                                             --------         -------
Net cash used in  financing activities                         (8,593)           (625)
                                                             --------         -------
INCREASE (DECREASE) IN CASH                                        74             (26)

CASH, BEGINNING OF PERIOD                                       1,448             115
                                                             --------         -------
CASH, END OF PERIOD                                          $  1,522         $    89
                                                             ========         =======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. BACKGROUND:

     CRW Financial, Inc. ("CRW" or the "Company") founded TeleSpectrum Worldwide Inc. ("TLSP") in April 1996. TLSP is a premier provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." CRW owns approximately 6.2 million shares of common stock of TLSP, representing approximately 25% of the outstanding common stock of TLSP. On September 3, 1998, CRW entered into a definitive merger agreement with TLSP pursuant to which each outstanding share of CRW Common Stock will be exchanged for 0.709 shares of TLSP. On October 30, 1998, CRW sold all of its interest in Casino Money Centers, Inc. ("CMC") to Innovative Financial Systems, Inc., an unrelated third party, for $2,250,000 in cash. The purchase price will be adjusted based on the October 30, 1998 balance sheet of CMC. CRW expects to record an after-tax gain of approximately $200,000 on the sale of CMC. CRW plans to utilize a portion of the proceeds from the sale of CMC to extinguish its remaining liabilities and expects to make a special cash distribution to its shareholders and the holders of certain warrants issued by CRW with the remaining proceeds. CRW and TLSP have filed a preliminary merger proxy with the Securities and Exchange Commission and currently expect the merger to close in the first quarter of 1999.

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

3. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

     The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. However, this effect is not included if the Company has a net loss in the period. The weighted average number of shares of common stock used for computing basic EPS for the three months ending September 30, 1997 and 1998 was 6,255,433 and 6,489,543, respectively, and was 6,044,350 and 6,477,128 for the nine months ended September 30, 1997 and 1998, respectively. The number of shares used for calculating diluted EPS was the same as the number of shares used for calculating basic EPS for the three months ended September 30, 1997 and for the nine months ended September 30, 1997 and 1998 as a result of net losses for these periods. For the three months ended September 30, 1998, the Company had net income and therefore the following reconciliation is presented:

                                                 Number of Shares
                                                Three Months Ended
                                                September 30, 1998
                                                ------------------

        Shares used in Basic EPS                    6,489,543
        Impact of Options and Warrants              1,051,926
                                                    ---------
        Shares used in Diluted EPS                  7,541,469
                                                    =========

4. SALE OF COLLECTION BUSINESS:

     On February 2, 1997, CRW sold the assets of its Collection Business to NCOG for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 345,178 shares of NCOG common stock, and a warrant to purchase 375,000 shares of NCOG common stock at $18.42 per share. The Company recorded an after-tax gain of $1,481,000 on the sale of the Collection Business. The gain will not result in the payment of any Federal income taxes as the Company has sufficient net operating loss carryforwards to offset taxes due on the gain. The gain on the sale of the Collection Business was recorded as follows (in thousands):

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

     On July 8, 1997, the Company sold its 517,767 shares of NCOG common stock in an underwritten secondary offering and received net proceeds of approximately $9,623,000. As a result, the Company recognized a pre-tax gain of approximately $1,324,000 on the sale.

     In February 1998, the Company sold its warrant to purchase NCO Group, Inc. common stock for approximately $2,664,000 resulting in a gain of approximately $1,914,000.

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

5. INVESTMENT IN TELESPECTRUM WORLDWIDE INC.

     The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at September 30, 1998 is $12,711,000. The condensed results of operations of TLSP for the nine months ended September 30, 1997 and 1998 are as follows (in thousands):

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1997               1998
                                                  ----               ----
       Condensed Statement of
       Operations Information:
       Revenue                                    $134,120         $124,391
       Operating Loss                              (13,936)          (9,670)
       Net Loss                                    (11,201)         (10,039)

  Condensed Balance Sheet Information:

       Current Assets                             $ 47,302          $42,655
       Non-current Assets                          253,102           62,092
       Current Liabilities                          26,424           28,516
       Non-current Liabilities                      44,880            3,929
       Stockholders' Equity                        229,100           72,302

     During the nine months ended September 30, 1998 certain warrant holders exercised warrants to purchase 75,445 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants, whereby the warrants were cancelled in exchange for 45,974 shares of TLSP common stock. After these exercises, CRW owned 6,946,583 shares of TLSP common stock. If all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,017,000 of consideration and would then own 6,268,173 shares of TLSP common stock.

6. DISCONTINUED OPERATIONS:

     Below is a summary of the operating results for the Collection Business and Casino Money Centers, Inc. which were sold on February 2, 1997 and October 30, 1998, respectively and have been classified as discontinued operations.

                                       Nine Months Ended     Three Months Ended
                                         September 30,           September 30,
                                      -------------------    ------------------
                                       1997         1998      1997        1998
                                      ------       ------    ------      ------
                                                    (In thousands)

Net Revenues                          $5,712       $4,463    $1,160      $1,494
Operating Expenses                     5,710        4,065     1,080       1,384
                                      ------       ------    ------      ------

Operating Income                           2          398         80        110
Income Taxes                              --          159         --         44
                                      ------       ------    -------     ------
Income from discontinued operations   $    2       $  239    $    80     $   66
                                      ======       ======    =======     ======

7. COMMON STOCK EQUIVALENTS

     As of September 30, 1998, the Company had outstanding the following common stock equivalents:

                                                 Number of           Aggregate
                                                Common Stock          Exercise
                                                Equivalents           Proceeds
                                                ------------         ----------
     Incentive and non-qualified options
        to purchase common stock                 1,192,500           $3,021,800

     Convertible subordinated note                 353,245              574,000

     Warrants to purchase common stock             362,500            1,002,900
                                                 ---------           ----------
                                                 1,908,245           $4,598,700
                                                 =========           ==========

        All of the common stock equivalents listed above are exercisable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and September 30, 1997

     Operating Expenses. Operating expenses decreased $1,926,000 (97%) to $61,000 for the three months ended September 30,1998 from $1,987,000 for the three months ended September 30,1997 primarily due to litigation costs in 1997 and substantial decreases in general corporate overhead and officer salaries in 1998.

     Interest Expense. Interest expense decreased $27,000 (100%) to zero for the three months ended September 30,1998 compared to $27,000 for the three months ended September 30,1997 due to the repayment of the Company's revolving line of credit in July 1997 and repayment of the Company's subordinated debt in August 1998.

     Gain on Sale of Securities. The Company recognized a gain of $1,324,000 on its July 1997 sale of 517,767 shares of NCO Group, Inc. common stock for $9,623,000.

     Equity in Earning (Loss) in Telespectrum. The Company recognized income of $669,000 on its investment in TLSP for the three months ended September 30, 1998 compared to a loss of $3,100,000 for the three months ended September 30, 1997. The amount of the income (loss) recognized in both periods was approximately 25% of TLSP's net income (loss) for the period.

     Income Tax Benefit. The income tax provision was $242,000 for the three months ended September 30,1998 compared to zero for the three months ended September 30, 1997. The $242,000 provision in 1998 represents an effective tax rate of approximately 40% of income from continuing operations before income taxes. The loss for the three months ended September 30, 1997 was not tax benefitted due to uncertainty regarding the potential recoverability of further increase to the Company's deferred tax asset.

Nine Months Ended September 30, 1998 and September 30, 1997

     Operating Expenses. Operating expenses decreased $2,614,000 (88%) to $359,000 for the nine months ended September 30, 1998 from $2,973,000 for the nine months ended September 30, 1997 primarily due to litigation costs in 1997 and substantial decreases in general corporate overhead and officer salaries in 1998.

     Gain on Sale of Securities. The Company recognized a gain of $1,324,000 on its July 1997 sale of 517,767 shares of NCO Group, Inc. common stock for $9,623,000. The Company recognized a gain of $1,914,000 on its February 1998 sale of its warrant to purchase NCO Group, Inc. common stock for $2,664,000.

     Interest Expense. Interest expense decreased $414,000 (99%) to $6,000 for the nine months ended September 30,1998 from $420,000 for the nine months ended September 30, 1997 due to repayment of all of the Company's bank debt in 1997 and repayment of all of its subordinated debt in August 1998.

     Equity in Earnings (Loss) of Telespectrum. The Company recognized a loss of $2,609,000 on its investments in TLSP for the nine months ended September 30, 1998 compared to a loss of $2,370,000 for the nine months ended September 30, 1997. The amount of the loss recognized in both periods was approximately 25% of TLSP's net loss for the period.

     Income Tax Benefit. The income tax benefit was $425,000 for the nine months ended September 30, 1998 compared to $276,000 for the nine months ended September 30, 1997. The tax benefit for the 1998 period represents an effective tax rate of approximately 40% of income before taxes. The tax benefit for the 1997 period represented an effective tax rate of approximately 6% as the Company did not benefit its third quarter 1997 loss due to uncertainty regarding the potential recoverability of further increase to the Company's deferred tax asset.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998 net cash used in operating activities was 1,992,000 compared to $4,458,000 for the nine months ended September 30, 1997. The decrease in cash used in operating activities in the 1998 period was primarily due to a $ 2,614,000 decrease in the Company's operating loss in the 1998 period as compared to the 1997 period.

     Net cash provided by investing activities was $2,591,000 during the nine months ended September 30, 1998 compared to $13,125,000 during the nine months ended September 30, 1997. The 1998 amount consisted primarily of $2,664,00 of proceeds from the Company's sale of its warrant to buy NCO Group, Inc. common stock. The 1997 amount consisted primarily of $9,623,000 of cash proceeds from the sale of the Company's NCO Group, Inc. common stock and $3,750,000 of cash proceeds from the sale of the Collection Business.

     Net cash used in financing activities during the nine months ended September 30, 1998 was $ 625,000 due to $ 700,000 of repayments of debt, net of $75,000 of proceeds from exercises of stock options. Net cash used in financing activities was $8,593,000 for the nine months ended September 30, 1997 and consisted of $9,014,000 of repayments of debt, net of $421,000 of proceeds from the exercise of stock options.

     On September 3, 1998, CRW entered into a definitive merger agreement with TLSP pursuant to which each outstanding share of CRW Common Stock will be exchanged for 0.709 shares of TLSP. On October 30, 1998, CRW sold all of its interest in Casino Money Centers, Inc. ("CMC") to Innovative Financial Systems, Inc., an unrelated third party, for $2,250,000 in cash. The purchase price will be adjusted based on the October 30, 1998 balance sheet of CMC. CRW plans to utilize a portion of the proceeds from the sale of CMC to extinguish its remaining liabilities and expects to make a special cash distribution to its shareholders and the holders of certain warrants issued by CRW with the remaining proceeds. CRW and TLSP have filed a preliminary merger proxy with the Securities and Exchange Commission and currently expect the merger to close in the first quarter of 1999. CRW believes that its existing cash on hand and cash received from the sale of CMC will be sufficient to fund its operations through the date of its planned merger with TLSP.

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                     Exhibit 27.1 Financial Data Schedule (SEC Only)

               (b) The Company filed a current report on Form 8-K on
                   September 15, 1998 describing the merger with TLSP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRW FINANCIAL, INC
                                     (Registrant)


Date: November 16, 1998           /s/ Jonathan P. Robinson
                                  ---------------------------------------------
                                  Jonathan P. Robinson, Chief Financial Officer