Form 10-K
period 1998-12-31
CRW FINANCIAL INC /DE
filed 1999-03-30
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-26014

                               CRW FINANCIAL, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                              23-2691986
            ---------------------------------------------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

                  200 Four Falls
                 Corporate Center
                    Suite 415
               West Conshohocken, PA                             19428
             ---------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code (610) 878-7429

               Securities registered pursuant to Section 12(b) of
                                    the Act:

              Title of each class           Name of each exchange
                                             on which registered
              ---------------------------------------------------------
                     NONE                            N/A

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $18,799,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Small Cap Market on March 22, 1999. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of its common stock.

The number of shares of the Registrant's common stock outstanding as of February 19, 1999 was 6,917,521 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

Item 1.            Business                                                    2
Item 2.            Properties                                                  5
Item 3.            Legal Proceedings                                           6
Item 4.            Submission of Matters to a Vote of
                   Security Holders                                            6

                               PART II

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters                                         7
Item 6.            Selected Financial Data                                     8
Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9
Item 8.            Financial Statements and Supplementary Data                14
Item 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        14

                              PART III

Item 10.           Directors and Executive Officers of the Registrant         14
Item 11.           Executive Compensation                                     14
Item 12.           Security Ownership of Certain Beneficial
                   Owners and Management                                      14
Item 13.           Certain Relationships and Related Transactions             14

                               PART IV

Item 14.           Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                        15


In addition to historical information, this Annual Report contains forward-looking statements relating to matters including our anticipated financial performance and business prospects. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operation, performance and development and results of our business include, but are not limited to, those matters discussed herein in the sections entitled "Item 1 - Business", "Item 3 Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Unless the context indicates otherwise, the terms "we", "our" and "CRW" refer to CRW Financial, Inc.

                                     PART I

ITEM 1. BUSINESS

Background

We currently own 6.26 million shares of TeleSpectrum Worldwide Inc., a company that we formed in April 1996. TeleSpectrum is a provider of integrated teleservices and is listed on the NASDAQ National Market System under the symbol "TLSP." Our ownership represents approximately 25% of the outstanding common stock of TeleSpectrum.

We were a subsidiary of Casino & Credit Services, Inc. prior to May 1995 when it distributed all of the stock of CRW to its shareholders. Casino & Credit Services was formed in May 1992 and in July 1992, it purchased Receivable Management Services, Inc. and Central Credit, Inc. from TRW Inc. for approximately $11.5 million. Casino & Credit Services was capitalized with approximately $12.1 million of bank and convertible debt and $1 million of equity. In August 1993, Casino & Credit Services completed an initial public offering of its common stock, generating net cash proceeds of approximately $12.7 million and valuing the company at approximately $26 million. Casino & Credit Services used the proceeds from the offering to repay all of its outstanding debt and fund the acquisition of Central Credit of New Jersey, Inc., its only competitor. During the remainder of 1993 and 1994, Casino & Credit Services completed the acquisition of five complimentary collection businesses for an aggregate of approximately $5.5 million in cash and formed Casino Money Centers, Inc. to complement its business.

In July 1994, Casino & Credit Services began discussions with Hospitality Franchise Systems, Inc. regarding a sale of Central Credit. In November 1994, Casino & Credit Services and Hospitality Franchise Systems entered into a merger and plan of reorganization whereby Casino & Credit Services would merge with Hospitality Franchise Systems after a distribution of all of the stock of CRW to the stockholders of Casino & Credit Services. Ultimately, CRW owned Casino & Credit Services' collection business and its wholly owned subsidiary Casino Money Centers. In May 1995, the merger and stock distribution were completed resulting in Casino & Credit Services shareholders receiving approximately $37.2 million in Hospitality Franchise Systems common stock and approximately $3.5 million in CRW common stock. CRW's common stock began trading on the NASDAQ Small Cap Market under the symbol "CRWF" on May 11, 1995.

In December 1995, our management team began to explore the creation of a telemarketing subsidiary to capitalize on the rapid growth in demand by large corporations for large-scale professional telemarketing services. Our management team concluded that its experience in acquiring and operating call centers for its collection business would provide the foundation to build a CRW subsidiary into a leading teleservices company. In April 1996, we formed TeleSpectrum and in that month signed agreements to acquire four telemarketing businesses, a market research business and a fulfillment business. These acquisitions were contingent upon an initial public offering of TeleSpectrum's common stock. In August 1996, TeleSpectrum completed its initial public offering, generating net proceeds of approximately $162 million and valuing TeleSpectrum at approximately $375 million. The total purchase price for the six businesses acquired was approximately $200 million consisting of approximately $90.9 million in cash, $49 million in TeleSpectrum common stock and warrants, $25.6 million in notes, and $34.5 million in assumed liabilities and transaction expenses.

In October 1996, our board of directors approved a plan to divest our collection business and Casino Money Centers. On February 2, 1997, we completed the sale of our collection business to NCO Group, Inc. for $3.75 million in cash, 517,767 shares of NCO Group common stock and a warrant to purchase 375,000 shares of NCO Group common stock for $18.42 per share. We sold our 517,767 shares of NCO Group common stock in July 1997 for approximately $9.6 million. We used the proceeds from this sale to retire all of the our outstanding bank debt and for additional working capital. We sold our warrant to purchase 375,000 shares of NCO Group in February 1998 for approximately $2.66 million. On October 30, 1998, we sold Casino Money Centers to Innovative Financial Systems, Inc. for $2.25 million in cash. We have presented the economic impact of the disposition of our collection business, Casino Money Centers and Central Credit as discontinued operations in the accompanying financial statements.

On September 3, 1998, we signed a definitive agreement to merge with TeleSpectrum. In that merger, each share of CRW common stock will be exchanged for 0.709 share of TeleSpectrum common stock. Immediately prior to the merger, we expect to pay a special cash distribution to our shareholders and the holders of certain warrants issued by us with our cash on hand. We have filed a preliminary merger proxy with the Securities and Exchange Commission and currently expect the merger to close in the second quarter of 1999.

Employees

As of February 25, 1999, we had two employees: J. Brian O'Neill, Chief Executive Officer, and Jonathan P. Robinson, Chief Financial Officer.

ITEM 2. PROPERTIES

Since April 1998, we have shared office space on a month to month arrangement with the O'Neill Group, LLC, a company controlled by J. Brian O'Neill. We pay the O'Neill Group $3,000 a month for rent and other office expenses. In 1998, we paid the O'Neill Group $27,000 for rent and office expenses.

In June 1998, Casino Money Centers entered into a lease for office space from Swedesford Road L.P., a partnership controlled by J. Brian O'Neill. Casino Money Centers paid approximately $30,000 in rent for the office space in 1998.

From December 1996 to August 1997, we leased an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill. From February 1997 to July 1997, NCO Group, Inc. subleased the facility from CRW. In August 1997, the sublease expired and the lease between CRW and 210 Mall Boulevard Associates was terminated. In 1996 and 1997, respectively, we paid $11,739 and $33,000 in rent to 210 Mall Boulevard Associates.

The aggregate minimum rent due by us on all of the above leases through the end of their terms, net of commitments for payments under subleases, is zero. We believe our existing facility is sufficient to support our anticipated needs in 1999.

ITEM 3. LEGAL PROCEEDINGS

We have no litigation that we believe will involve an outcome that will have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ Small Cap Market under the symbol "CRWF". The following table sets forth, for the periods indicated, the range of high and low bid prices as reported on the NASDAQ Small Cap Market.

                                             High                          Low
                                             ----                          ---
Fiscal 1997
        First Quarter                        10 1/4                       6 1/4
        Second Quarter                        9 1/8                       3 3/4
        Third Quarter                         6 1/8                       2 7/8
        Fourth Quarter                        5 3/8                       2 9/16

Fiscal 1998
        First Quarter                         5 9/16                      2 1/2
        Second Quarter                        7 3/4                       3 7/8
        Third Quarter                         6 1/4                       2 3/4
        Fourth Quarter                        6 7/8                       4 3/4

As of December 28, 1998 there were 72 holders of record of our common stock. Because a substantial portion of our common stock is held in street name, we believe that we have a significantly larger number of beneficial owners of our common stock.

We have never paid a cash dividend on our common stock. However, we intend to pay a special cash dividend immediately prior to the merger with TeleSpectrum in an amount equal to our cash on hand immediately prior to the merger, after satisfying all of our remaining liabilities.

ITEM 6. SELECTED FINANCIAL DATA

Our historical consolidated financial statements prior to May 1995 have been deemed to be those of Casino & Credit Services, Inc., restated to reflect the classification of the collection business, Casino Money Centers, Inc., and Central Credit, Inc. as discontinued operations and have been derived from the audited financial statements of Casino & Credit Services for the year ended December 31, 1994 and from the audited financial statements of CRW for the subsequent years. The following information should be read in conjunction with and is qualified in its entirety by reference to the historical consolidated financial statements and accompanying notes of CRW included elsewhere in this Form 10-K. See Notes 1, 2, 3 and 12 to CRW's consolidated financial statements.

                                                                 Year Ended December 31

                                                1994         1995         1996         1997         1998
                                                ----         ----         ----         ----         ----

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of
   Operations Data:
Net revenues                                  $   --       $   --       $   --       $   --       $   --
   Operating expenses, excluding
    non-cash and special charges                 2,541        1,036        2,292        3,813          530

Special compensation charge                       --           --          1,319         --           --
Depreciation and
   Amortization                                   --             22          112          158            9
                                              --------     --------     --------     --------     --------

Operating loss from
   continuing operations                        (2,541)      (1,058)      (3,723)      (3,971)        (539)
Other income                                      --           --          1,136        1,324        1,694
Equity in earnings(loss) of TeleSpectrum          --           --            774      (39,389)      (1,655)
Interest (expense) income                         (263)        (655)        (825)        (421)          17
                                              --------     --------     --------     --------     --------
Loss from continuing operations
   before income tax benefit                    (2,804)      (1,713)      (2,638)     (42,457)        (483)

Income tax benefit                                (622)        --           (855)     (16,803)        (150)
                                              --------     --------     --------     --------     --------
Loss from continuing
   operations                                   (2,182)      (1,713)      (1,783)     (25,654)        (333)
Income (loss) from
   discontinued operations and
   gains (loss) from disposition of
   $28,176, $1,383, and ($94) in 1996,
   1997, and 1998 respectively, net of tax         387       29,776       (1,002)       1,405          136
                                              --------     --------     --------     --------     --------

Income (loss) before
   extraordinary item                           (1,795)      28,063       (2,785)     (24,249)        (197)
Extraordinary loss on
   extinguishment of debt,
   net of tax benefit                             --           --         (1,132)        --           --

Net income (loss)                               (1,795)      28,063       (3,917)     (24,249)        (197)
Preferred dividends                               (210)        --           --           --           --
                                              --------     --------     --------     --------     --------

Net income (loss) applicable
   to common stockholders                     $ (2,005)    $ 28,063     ($ 3,917)    $(24,249)    $   (197)

                                              ========     ========     ========     ========     ========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE(1):
Continuing operations                                     $   (0.49)    $(  0.47)    $  (4.20)    $  (0.05)
Discontinued operations and
   gain from merger                                            8.45        (0.26)        0.23         0.02
Extraordinary item                                             --          (0.30)        --           --
                                                           --------     --------     --------     --------

                                                          $    7.96     $  (1.03)    $(  3.97)    $  (0.03)
                                                          =========     ========     ========     ========
DILUTED NET INCOME (LOSS) PER COMMON SHARE(1):
Continuing operations                                     $   (0.36)    $  (0.47)    $  (4.20)    $  (0.05)
Discontinued operations                                        6.23        (0.26)        0.23         0.02
Extraordinary item                                            --           (0.30)        --           --
                                                          ---------     --------      -------     --------

                                                          $    5.87     $  (1.03)    $  (3.97)    $  (0.03)
                                                          =========     ========     ========     ========



                                                          YEAR ENDED DECEMBER 31,

                                              1994       1995       1996      1997      1998
                                              ----       ----       ----      ----        ----

                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Net assets of discontinued operations(2)    $16,727    $10,929    $ 9,969    $ 1,738    $  --
Total assets                                 16,727     11,332     67,945     21,631     18,425
Bank and subordinated debt                    5,066      7,005      9,185        798       --
Stockholders' equity                         11,345      3,186     34,873     12,601     12,034

(1) Per share information is not presented for 1994 as such information is not meaningful due to the formation of CRW in May 1995.

(2) The net assets of discontinued operations represent the assets and liabilities of the collection business sold in February 1997, the merger of the Central Credit business in May 1995 and the sale of Casino Money Centers in October 1998. See Notes 2, 3 and 12 to CRW's historical consolidated financial statements included elsewhere in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with the Selected Historical Financial Information and our Consolidated Financial Statements, including the accompanying notes included elsewhere in this Form 10-K.

Years Ended December 31, 1998 and 1997

Operating Expenses

Our operating expenses decreased $3,432,000 (86%) to $539,000 in 1998 from $3,971,000 in 1997 due to a $1,427,000 decrease in compensation expense and a $1,854,000 decrease in other corporate expenses. The decrease in compensation expense was due to a substantial reduction in corporate employees due to the sale of the collection business in February 1997 and Casino Money Centers in October 1998. The decrease in other corporate expenses was primarily due to approximately $1,300,000 of expense in 1997 related to litigation with a former employee.

Other Income

Other income was $1,694,000 in 1998 and was comprised of a $1,914,000 gain from the sale of our warrant to purchase NCO Group, Inc. stock in February 1998 partially offset by $220,000 of expenses related to the merger with TeleSpectrum. Other income was $1,324,000 in 1997 and was derived from the sale of our NCO Group common stock.

Equity in Loss of TeleSpectrum

Equity in loss of TeleSpectrum was $(1,655,000) in 1998 compared to $(39,389,000) in 1997 due to a decrease in TeleSpectrum's net loss from $160,475,000 in 1997 to $6,461,000 in 1998. Our equity in TeleSpectrum's loss was based on our ownership in TeleSpectrum of approximately 25% in both 1997 and 1998.

Interest Income (Expense)

Interest income was $17,000 in 1998 compared to $(421,000) of interest expense in 1997 due to the repayment of all of our debt in 1998 and interest income on our cash on hand in the fourth quarter of 1998.

Income Taxes

The income tax benefit of $16,803,000 in 1997 and $150,000 in 1998 represents the future Federal income tax benefit of our operating loss. The tax benefits represent an effective tax rate of approximately 40% in 1997 and 31% in 1998. The 1998 effective tax rate is approximately 9% lower than our effective statutory rate due to approximately $220,000 of non-deductible expenses in 1998 related to our planned merger with TeleSpectrum.

Years Ended December 31, 1997 and 1996

Operating Expenses

Our operating expenses increased $248,000 to $3,971,000 in 1997 from $3,723,000 in 1996 due to an increase in other operating expenses of $1,620,000, partially offset by a $1,420,000 decrease in compensation expense. The increase in other operating expenses was primarily due to approximately $1,300,000 of expense related to litigation with a former employee.

Interest Expense

Interest expense was $421,000 in 1997 compared to $825,000 in 1996 due to lower borrowings in 1997 and the repayment of all bank debt in July 1997.

Other Income

Other income increased $188,000 to $1,324,000 in 1997 compared to $1,136,000 in 1996 due to the gain on sale of NCO Group common stock of $1,324,000 in 1997 compared to the gain of $1,136,000 from the exercise of warrants to purchase TeleSpectrum common stock in 1996.

Equity in Earnings (Loss) of TeleSpectrum

Equity in earnings (loss) of TeleSpectrum was $(39,389,000) in 1997 compared to $774,000 in 1996 due to our equity method of accounting for our share of TeleSpectrum's net loss of $160,475,000 in 1997 compared to its net income of $3,650,000 in 1996. TeleSpectrum's net loss of $160,475,000 included a $139,100,000 write-down of goodwill. The write-down of goodwill was made due to a conclusion by TeleSpectrum's management that its goodwill had been permanently impaired by developments in the teleservices industry and TeleSpectrum's operating performance. Our equity in the earnings (loss) of TeleSpectrum was based on its ownership in TeleSpectrum of approximately 25% in both 1997 and 1996.

Income Taxes

Our income tax benefit was $16,803,000 in 1997 compared to $855,000 in 1996. The income tax benefit in 1997 represents a 40% benefit for State and Federal income taxes on our pre-tax loss representing reduction of its deferred tax liability. The income tax benefit in 1996 represents a 34% benefit for Federal income taxes on our pre-tax loss.

Discontinued Operations

Our operating results have been restated to reflect the classification of our disposition of the collection business, Casino Money Centers, Inc., and Central Credit, Inc. as discontinued operations. See Note 1 of the notes to the accompanying consolidated financial statements for a description of the basis of presentation. Below is a summary of operating results for the discontinued operations.

                                YEAR ENDED DECEMBER 31, 1998
                                ----------------------------
                                         Casino
                          Collection     Money
                           Business      Centers     TOTAL
                          ----------     -------     -----

Net revenues                $ --         $ 4,936    $ 4,936
Operating expenses            --           4,547      4,547
                              --          ------    -------

Operating income            $            $   389    $   389
                            =====        =======    =======

                                YEAR ENDED DECEMBER 31, 1997
                                ----------------------------
                                         Casino
                          Collection     Money
                           Business      Centers     TOTAL
                           ----------    -------     -----

Net revenues                $ 2,006      $ 4,989    $ 6,995
Operating expenses            2,101        4,904      7,005
                                         -------    -------

Operating income            $   (95)     $    85    $   (10)
                            =======      =======    =======


                                YEAR ENDED DECEMBER 31, 1996
                                ----------------------------

                                         Casino
                          Collection     Money
                          Business       Centers     TOTAL
                          ----------     -------     -----

Net revenues               $ 27,432      $ 3,412    $ 30,844
Operating expenses           29,329        3,262      32,591
                           --------      -------    --------

Operating income (loss)    $ (1,897)     $   150    $ (1,747)
                           ========      =======    ========


Years Ended December 31, 1998 and 1997

Net revenues decreased $2,059,000 from $6,995,000 in 1997 to $4,936,000 due to our sale of the collection business in February 1997. Casino Money Centers' revenues decreased $53,000 due to CRW's sale of Casino Money Centers in October 1998. Casino Money Centers' operating expenses decreased $357,000 due to severance of $83,000 in 1997 and lower sales and marketing expenses in 1998.

Years Ended December 31, 1997 and 1996

Net revenues, operating expenses, operating loss and net loss all decreased substantially in 1997 as the collection business was sold on February 2, 1997 and therefore, the operating results above for 1997 consist of Casino Money Centers and the collection business results for the period from January 1, 1997 to February 2, 1997.

Inflation

Inflation has not had a significant impact on our operations to date.

Year 2000

We believe that we do not have any Year 2000 exposure since our principal assets now consist of cash and our passive ownership of shares of TeleSpectrum.

Liquidity and Capital Resources

During the year ended December 31, 1998, net cash used in operating activities decreased $2,632,000 to $2,706,000 in 1998 from 5,338,000 in 1997. The decrease in net cash used in operating activities was primarily due to the $3,432,000 decrease in our operating loss in 1998.

Net cash provided by investing activities in 1998 was $4,614,000 and consisted of $2,664,000 of proceeds from the sale of our NCO Group warrant and $1,950,000 of proceeds from the sale of Casino Money Centers. Net cash provided by investing activities in 1997 was $13,109,000 and consisted primarily of $3,750,000 of proceeds from the sale of the collection business, $9,624,000 of proceeds from the sale of the NCO Group common stock, partially offset by $250,000 of cash used in investing activities for discontinued operations.

Net cash provided by financing activities in 1998 was $95,000 compared to $7,656,000 of net cash used in financing activities in 1997. Net cash provided by financing activities in 1998 was generated from $797,000 of proceeds from the exercise of stock options, partially offset by the repayment of $702,000 of debt. Net cash used in financing activities in 1997 consisted of $672,000 of proceeds from loans from stockholders, $9,042,000 of payments on long-term debt, and $714,000 of proceeds from the exercise of stock options.

We believe that our cash on hand is adequate to meet our needs for the foreseeable future.

Net Operating Loss Carryforward

We have a June 30 fiscal year end. As of June 30, 1998, we had available approximately $9,000,000 of net operating loss carryforwards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements and notes thereto beginning on Page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be contained in our definitive proxy statement for the 1999 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1999, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in our definitive proxy statement for the 1999 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1999, and is hereby incorporated by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be contained in our definitive proxy statement for the 1999 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1999, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be contained in our definitive proxy statement for the 1999 annual meeting of stockholders, or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission by April 30, 1999, and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Attached hereto and filed as part of this report are the financial statement schedules and exhibits listed below:

     1. FINANCIAL STATEMENTS

     CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants Consolidated Balance Sheets - December 31, 1997 and 1998 Consolidated Statements of Operations - For the Years ended December 31, 1996, 1997 and 1998 Consolidated Statements of Stockholders' Equity
- For the Years ended December 31, 1996, 1997 and 1998 Consolidated Statements of Cash Flows - For the Years ended December 31, 1996, 1997 and 1998 Notes to Consolidated Financial Statements

     2. EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

             3.1         Restated Certificate of Incorporation of the Registrant
                         (1)

             3.2 Amendment to Restated Certificate of Incorporation of the Registrant (2)

             3.3         Amended Bylaws of the Registrant (3)

             4.1 Term Loan Note and Addendum dated November 1, 1995 executed by the Registrant in favor of J. Brian O'Neill and Miriam P. O'Neill (2)

             10.1 Agreement of Lease dated as of July, 1994, between CRW Building Limited Partnership and Casino and Credit Services, Inc. (1)

             10.2 Sublease Agreement dated May 10, 1995 between Casino & Credit Services, Inc. and the Registrant (3)

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

             10.5 Lease Agreement dated December 5, 1996 between the Registrant and 210 Mall Boulevard Associates (2)

             10.6        Employment  Agreement  dated May 11,  1995  between  J.
                         Brian O'Neill and the Registrant (3)

             10.7        Employment   Agreement   dated  May  11,  1995  between
                         Jonathan P. Robinson and the Registrant (3)

             10.8 Amended and Restated 1995 Stock Option Plan of the Registrant (4)

             10.9 Asset Acquisition Agreement dated February 2, 1997 among the Registrant, Kaplan & Kaplan, Inc., NCO Group, Inc., CRWF Acquisition, Inc. and K & K Acquisition, Inc. (5)

             10.10       Merger  Agreement  between  CRW  Financial,   Inc.  and
                         TeleSpectrum Worldwide Inc. (6)

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

(6) Filed herewith.

(b) CRW did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1998.

\



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                                                       F-2

Consolidated Balance Sheets -- December 31, 1997 and 1998                                                      F-3

Consolidated Statements of Operations -- For the Years
             ended December 31, 1996, 1997 and 1998                                                            F-4

Consolidated Statements of Stockholders' Equity--
             For the Years ended December 31, 1996, 1997 and 1998                                              F-5

Consolidated Statements of Cash Flows--
             For the Years ended December 31, 1996, 1997 and 1998                                              F-6

Notes to Consolidated Financial Statements                                                                     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CRW Financial, Inc.:

We have audited the accompanying consolidated balance sheets of CRW Financial, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRW Financial, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
February 10, 1999

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,
                                                                               -------------
                                                                         1997               1998
                                                                          ----              ----

ASSET
-----

CURRENT ASSETS:
                                                                     (In Thousands, Except Share Amounts)


Cash .........................................................           $   115            $ 2,118
Other current assets ........................................                 83                339
Investment in NCO Group, Inc. ................................             2,013              --
Net assets of discontinued operations ........................             1,738              --
                                                                         -------            -------
           Total current assets ..............................             3,949              2,457

PROPERTY AND EQUIPMENT, net ..................................                44                 40

INVESTMENT IN TELESPECTRUM WORLDWIDE INC......................            15,266             13,611

DEFERRED INCOME TAX ASSET ....................................             2,324              2,317

OTHER ASSETS .................................................                48               --


             .................................................           $21,631            $18,425
                                                                         =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Current portion of long term debt .......................          $    798               $---
     Accounts payable ........................................               159                 63
     Accrued expenses ........................................             2,278                533
                                                                        --------           --------
           Total current liabilities .........................             3,235                596
                                                                        --------           --------


DEFERRED INCOME TAXES ........................................             5,795              5,795
                                                                        --------           --------


STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares authorized,
       no shares issued and outstanding ......................              --                 --
     Common Stock $.01 par value, 20,000,000 shares authorized
       6,435,486 and 6,917,521 shares issued
       and outstanding, respectively .........................                64                 69
     Additional paid-in capital ..............................            40,390             41,278
     Unrealized gain on investment in NCO Group,Inc ..........             1,263               --
     Accumulated deficit .....................................           (29,116)           (29,313)
                                                                        --------           --------
  Total stockholders' equity .................................            12,601             12,034
                                                                        --------           --------
                                                                        $ 21,631           $ 18,425
                                                                        ========           ========

         The accompanying notes are an integral part of these statements

                                       F-3


                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                1996            1997          1998
                                                                                ----            ----          ----

                                                                               (In Thousands -Except Share Amounts)


NET REVENUES                                                                   $   --         $   --         $  --
                                                                               --------       --------       --------

OPERATING EXPENSES:
         Compensation                                                             1,768          1,667            240
         Special compensation charge                                              1,319           --             --
         Other operating costs                                                      524          2,144            290
         Depreciation and amortization                                              112            160              9
                                                                               --------       --------       --------
           Operating loss                                                        (3,723)        (3,971)          (539)

      INTEREST (EXPENSE)  INCOME                                                   (825)          (421)            17

      EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM WORLDWIDE INC                       774        (39,389)        (1,655)

      OTHER INCOME (Notes 2 and 5)                                                1,136          1,324          1,694
                                                                               --------       --------       --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                        (2,638)       (42,457)          (483)

      INCOME TAX BENEFIT                                                           (855)       (16,803)          (150)
                                                                               --------       --------       --------

LOSS FROM CONTINUING OPERATIONS                                                  (1,783)       (25,654)          (333)

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income
         taxes (benefit) of $(754), $(32) and $159 (Note 12)                     (1,002)            22            230

      GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, net of income taxes
         of $996 in 1997 (Note 2 and 3)                                            --            1,383            (94)
                                                                               --------       --------       --------

LOSS BEFORE EXTRAORDINARY ITEM                                                   (2,785)       (24,249)          (197)

      EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                               (1,132)          --             --
                                                                               --------       --------       --------


NET LOSS                                                                       $ (3,917)      $(24,249)      $   (197)
                                                                               ========       ========       ========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

     Continuing operations                                                     $  (0.47)      $  (4.20)      $  (0.05)
     Discontinued operations and gain on merger                                   (0.26)          0.23           0.02
     Extraordinary item                                                           (0.30)          --             --

                                                                               --------       --------       --------
                                                                               $  (1.03)      $  (3.97)      $  (0.03)
                                                                               ========       ========       ========



The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  ADDITIONAL                       UNREALIZED  TOTAL
                                                PREFERRED     COMMON         PAID-IN      ACCUMULATED       GAIN       STOCKHOLDERS'
        (In Thousands)                           STOCK         STOCK         CAPITAL        DEFICIT     ON INVESTMENT      EQUITY
                                                ----------    ------         -------      -----------   -------------      ------

BALANCE, DECEMBER 31, 1995                       $ --        $     34      $  4,102      $   (950)          --         $  3,186

Sale of Preferred Stock                           2,345          --            --            --             --            2,345
Conversion of Preferred Stock                    (2,345)           13         2,332          --             --             --
Exercise of Stock Options and
     Warrants                                      --               7         1,121          --             --            1,128
Adjustment to Investment in
     TeleSpectrum Worldwide Inc.
     (Note 1)                                      --            --          32,131          --             --           32,131
Net Loss                                           --            --            --          (3,917)          --           (3,917)
                                                 ------      --------      --------      --------       --------       --------

BALANCE, DECEMBER 31, 1996                         --              54        39,686        (4,867)          --           34,873

Unrealized gain on investment in
     NCO Group, Inc.                               --            --            --            --            1,263          1,263
Exercise of Stock Options and
     Convertible Note                              --              10           704          --             --              714
Net Loss                                                         --            --            --             --          (24,249)
                                                 ------      --------      --------      --------       --------       --------

BALANCE, DECEMBER 31, 1997                         --              64        40,390       (29,116)         1,263         12,601

Realized Gain on
         Investment in NCO Group, Inc.             --            --            --            --           (1,263)        (1,263)
Exercise of Stock Options and
         Convertible Note                          --               5           888          --             --              893

Net Loss                                           --            --            --            (197)          --             (197)
                                                 ------      --------      --------      --------       --------       --------


BALANCE, DECEMBER 31, 1998                       $           $     69      $ 41,278      $(29,313)      $   --         $ 12,034
                                                 ======      ========      ========      ========       ========       ========


The accompanying notes are an integral part of these statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                   -----------------------
                                                                                                1996        1997          1998
                                                                                                ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  (In Thousands)

Net Loss                                                                                     $ (3,917)    $(24,249)    $   (197)

Adjustments to reconcile net loss to net cash used in operating activities-

      Deferred income taxes                                                                    (1,609)     (16,803)        (150)
      Non-cash special compensation charge                                                        629         --           --
      (Gain) Loss on sale of collection business and Casino Money Centers                        --         (1,383)          94
      Gain on sale of NCO Group, Inc. investment                                                 --         (1,324)      (1,914)
      Discontinued operations--noncash charges and working capital changes                      1,010          584           44
Equity in TeleSpectrum Worldwide Inc. (income) loss                                              (774)      39,389        1,655
      Extraordinary loss on extinguishment of debt                                              1,132         --           --
      Depreciation and amortization                                                               112          160            9
      Changes in operating assets and liabilities -
             Other current assets                                                                  28          120          (20)
             Other assets                                                                        (179)          32         --
             Accounts payable                                                                     174         (157)         (96)
             Accrued expenses and other liabilities                                               407       (1,707)      (2,131)
                                                                                             --------     --------     --------
                 Net cash used in operating activities                                         (2,987)      (5,338)      (2,706)
                                                                                             --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in TeleSpectrum Worldwide Inc.                                              (2,110)        --           --
        Purchases of property and equipment                                                       (32)         (15)        --
        Proceeds from sale of Casino Money Centers, Inc.                                         --           --          1,950
        Proceeds from sale of collection business                                                --          3,750         --
        Proceeds from sale of NCO Group, Inc. investment                                         --          9,624        2,664
        Investing activities of discontinued operations                                          (346)        (250)        --
                                                                                             --------     --------     --------

                Net cash provided by (used in) investing activities                            (2,488)      13,109        4,614
                                                                                             --------     --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of debt                                                          --            672         --
         Repayment of debt                                                                       (318)      (9,042)        (702)
         Proceeds from (repayments of) line of credit                                           2,500         --           --
         Proceeds from exercise of stock options                                                1,128          714          797
         Financing activities of discontinued operation                                          (180)        --           --
         Sale of preferred stock                                                                2,345         --           --
                                                                                             --------     --------     --------
                 Net cash provided by (used in) financing activities                            5,475       (7,656)          95
                                                                                             --------     --------     --------


NET INCREASE IN CASH                                                                             --            115        2,003

CASH, BEGINNING OF PERIOD
                                                                                                 --           --            115
                                                                                             --------     --------     --------

CASH, END OF PERIOD                                                                          $  --        $    115     $  2,118
                                                                                             ========     ========     ========




The accompanying notes are an integral part of these statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
1. Background:

CRW Financial, Inc. was a subsidiary of Casino & Credit Services, Inc. prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.

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

In February, 1997, CRW sold the assets of its collection business (see Note 2). On October 30, 1998, CRW sold its Casino Money Centers, Inc. ("CMC") subsidiary to Innovative Financial Systems, Inc., an unrelated third party, (see Note 3). Accordingly, the accompanying financial statements have been restated to present the collection business and CMC as discontinued operations.

On September 3, 1998, CRW entered into a definitive merger agreement with TLSP pursuant to which each share of CRW Financial, Inc. will be exchanged for .709 share of TLSP stock. CRW and TLSP have filed a preliminary merger proxy with the Securities and Exchange Commission and currently expect the merger to close in the second quarter of 1999.

The continuing operations consist of the CRW's corporate management costs. CRW has no other operating activities.

2. Sale of the Collection Business

On February 2, 1997, CRW sold the assets of its collection business to NCO Group, Inc. ("NCOG") for consideration appraised at $12,800,000, consisting of $3,750,000 in cash, 517,767 shares of NCOG common stock, and a warrant to purchase 375,000 shares of NCOG stock at $18.42 per share. CRW recorded a gain of $1,383,000 on the sale of the collection business. The gain on the sale of the collection business was recorded as follows (in thousands):

   Fair Market Value of Consideration Paid by NCOG        $ 12,800
   Net Assets Sold                                          (7,942)
   Retention, Severance Pay and Non-compete Payments        (1,339)
   Estimated Purchase Price Adjustment                        (259)
   Professional Fees and Accrued Expenses                     (881)
                                                          --------

   Gain on sale before income taxes                          2,379
   Utilization of Net Operating Loss Carryforward             (996)
                                                          --------
   Gain on Sale of Collection Business                    $  1,383
                                                          ========

The appraisal of the consideration paid by NCOG indicated that the fair value of the 517,767 shares of NCO Group, Inc. common stock received by CRW on February 2, 1997 was $8,300,000, or $16.03 per share, and that the fair value of the warrant to purchase 375,000 shares of NCO Group, Inc. common stock at $18.42 per share was $750,000. In July 1997, the Company sold its 517,767 shares of NCO Group, Inc. common stock for $9,624,000 resulting in a gain of $1,324,000. In February 1998, the Company sold its warrant to purchase 375,000 shares of NCO Group, Inc. common stock for $2,664,000 resulting in a gain of $1,914,000.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998


The Company accounts for its investment in NCOG in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At December 31, 1997, the investment in NCOG was classified as available-for-sale and reported at market value; therefore, an unrealized holding gain of $1,263,000 was presented as a separate component of stockholders' equity.

Sale of Casino Money Centers, Inc.

On October 30 1998, CRW sold all of the outstanding stock of CMC to Innovative Financial Systems, Inc. ("IFS") for $2,250,000 in cash. The purchase price was payable $1,950,000 on October 30, 1998 and $300,000 in February 1999, subject to a final purchase price adjustment. The Company recorded a loss of $94,000 on the sale of CMC. Below is a summary of the loss on the sale of CMC:

            Sale proceeds                                        $2,250,000
            Net Book Value                                       (1,824,000)
            Severance and Transaction Costs                        (448,000)
            Purchase Price Adjustment                               (72,000)
                                                                   --------
            Loss on Sale of CMC                                   $ (94,000)
                                                                  ==========

4. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of CRW Financial Inc. As of December 31, 1998, CRW had no operating subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost. CRW provides for depreciation on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over the lease term. Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $33,000, $43,000 and $9,000, respectively.

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

Statement of Cash Flows

For the years ended December 31, 1996, 1997 and 1998 the Company paid interest expense of approximately $791,000, $488,000 and $15,000, respectively. The Company did not pay any income taxes for the years ended December 31, 1996, 1997 and 1998.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998


Stock Split

On October 3, 1996, the Company declared a three-for-one stock split payable on October 24, 1996 to all holders of record on October 14, 1996. All amounts and per share amounts in the accompanying financial statements have been retroactively restated to reflect this stock split.

Basic and Diluted Net Income (Loss) Per Common Share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. The weighted average number of shares of common stock outstanding in 1996, 1997 and 1998 for purposes of computing basic and diluted EPS was 3,793,846, 6,099,118 and 6,549,177 in 1996, 1997 and 1998,
respectively.

5. Investment in TLSP:

On April 29, 1996 CRW formed a wholly owned subsidiary, TeleSpectrum Worldwide Inc. ("TLSP"). TLSP entered into asset purchase agreements to acquire six teleservices business contingent upon an initial public offering of its common stock. CRW made a $2,100,000 capital contribution to TLSP on May 23, 1996 (Note
6). On May 23, 1996, in connection with the acquisitions and initial public offering, CRW issued warrants to its CEO, CFO, Director of Acquisitions and a consultant to purchase an aggregate of 839,108 shares of TLSP stock from CRW at $1.50 per share. The Company obtained an appraisal which indicated that the warrants had a fair value of $0.75 per warrant on May 23, 1996. Accordingly, the Company recorded a special non-cash compensation charge of $629,000 on May 23, 1996.

In September 1996, certain subordinated lenders described in Note 6 exercised warrants to purchase 784,997 shares of TLSP common stock from CRW at $1.50 per share. As a result, the Company received cash proceeds of $1,177,000 and recorded a gain on the sale of $1,136,000. In February 1997, certain subordinated lenders exercised warrants to purchase 809,155 shares of TLSP common stock from the Company pursuant to the cashless exercise provisions of the warrants whereby the warrants were canceled in exchange for 732,583 shares of TLSP stock. In 1998, a warrant holder exercised a warrant to purchase 75,445 shares of TLSP common stock from the Company pursuant to the cashless exercise provision of the warrant, whereby the warrants were canceled in exchange for 45,974 shares of TLSP common stock. After these exercises, CRW owned 6,946,583 shares of TLSP common stock. If all of the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,018,000 of consideration and would then own 6,238,413 shares of TLSP.

CRW's investment in TLSP has been accounted for on the equity method since August 1996. The net investment balance at December 31, 1998 and 1997 was $13,611,000 and $15,266,000, respectively. For the year ended December 31, 1998 and 1997, CRW recorded a $1,655,000 and $39,389,000 loss on its investment in TLSP, under the equity method, which represented CRW's portion of TLSP's net loss. These losses were partially offset by a $662,000 and $16,103,000 reduction in CRW's deferred tax liabilities, respectively. TLSP reported a net loss of $160,475,000 for the year ended December 31, 1997, primarily due to a goodwill impairment charge of $139,100,000. At December 31, 1997, TLSP changed it method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach because TLSP believes the measurement of the value of goodwill through a discounted cash flow approach is preferable in that such method most closely approximates the fair value of goodwill.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998

The condensed results of operations for the year ended December 31, 1998 and financial position as of December 31, 1998 of TLSP, is as follows (in thousands):

          Condensed Statement of Operations Information:
                           Revenue                         $ 167,428
                           Operating Loss                     (5,941)
                           Net Loss                           (6,461)
          Condensed Balance Sheet Information:
                           Current Assets                  $  39,960
                           Non-Current Assets                 63,729
                           Current Liabilities                23,258
                           Non-Current Liabilities             3,863
                           Stockholders' Equity               76,568

6. Debt:
                                                        December 31,
                                                     ------------------
                                                     1997          1998
                                                     ----          ----
                                                       (In Thousands)
Revolving line of credit with bank                    $--          $--
Convertible subordinated note to stockholder          126           --
Note payable to All Check Cashing (see Note 6)         --           --
Notes payable to stockholders                         672           --
                                                     ----          ----
                                                      798           --
Less-Current portion                                 (798)          --
                                                     ----          ----
                                                      $--          $--
                                                     ====          ====

In connection with the Merger and the Distribution discussed in Note 1, CRW assumed certain bank debt of CCS and refinanced it with proceeds from a $6,000,000 three-year revolving line of credit. Proceeds from the line of credit were used to repay all of CCS's bank debt and to provide additional working capital. In connection with the February 2, 1997 sale of CRW's collection business, CRW repaid $2,000,000 of the line of credit. In July 1997, CRW repaid the remaining $6,500,000. In connection with the line of credit, CRW issued to the bank warrants to purchase an aggregate of 335,554 shares of its common stock at an average exercise price of $1.95 per share. In 1997, 273,054 of these warrants were exercised in a cashless exercise whereby the warrants were canceled in exchange for 241,041 shares of CRW common stock. As a result, the bank still holds 62,500 warrants with an exercise price of $6.50 per share.

In November 1995, the Company issued a $1,000,000 convertible subordinated note to J. Brian O'Neill, the Company's CEO. The note bore interest at 12.5% and requires 36 monthly payments of $33,454. There is no remaining principal balance due under the note as of December 31, 1998. The note contains a provision which allows Mr. O'Neill to repay to CRW principal payments made by CRW under the note during the previous 24 months and convert such repayments into CRW common stock. During 1996, 1997 and 1998, Mr. O'Neill utilized this provision to repay CRW $916,455 and convert such amount into 560,989 shares of CRW common stock. As of December 31, 1998, Mr. O'Neill had the right to repay CRW approximately $83,000 and convert such amount into approximately 51,412 shares of CRW common stock. Proceeds from the loan were used for capital expenditures and to increase working capital.

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

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998


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

7. Income Taxes:

The net income tax provision (benefit) consists of the following:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                      1996         1997          1998
                                      ----         ----          ----
                                              (In Thousands)
Income taxes (benefit) from:
  Continuing operations            $   (855)     $(16,803)     $   (150)
  Discontinued operation               (754)          964           159
                                   --------      --------      --------
    Net income taxes (benefit)     $ (1,609)     $(15,839)     $      9
                                   ========      ========      ========


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

The statutory federal income tax rate is different from the effective income tax rate as indicated below:



                                        FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                         1996        1997        1998
                                         ----        ----        ----
Statutory federal income tax rate
(benefit)                               (34.0)%     (34.0)%     (34.0)%
Non-deductible
expenses                                 17.3         --          9.0
Reduction of deferred tax asset
     valuation  allowance               (17.7)       (5.6)       (6.0)
                                        -----       -----       -----
                                        (34.4)%     (39.6)%     (31.0)%
                                        =====       =====       =====


Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of tax laws. The net deferred tax asset related to continuing operations is comprised of the following:

                                        FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                            1997            1998
                                            ----            ----
                                               (In Thousands)
Non-current deferred taxes related
to continuing operations:
     Gross assets                         $ 2,324         $ 2,317
     Gross liabilities                     (5,795)         (5,795)
                                          -------         -------
Net deferred taxes related to
   continuing operations                  $(3,471)        $(3,478)
                                          =======         =======


The Company did not have a valuation allowance against deferred tax assets at December 31, 1997 and 1998, as it believes it is more likely than not that the deferred tax assets will be realized.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998

The tax effect of significant temporary differences representing deferred tax assets and liabilities related to continuing operations are as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                                 (In Thousands)
                                               1997           1998
                                               ----           ----
Net Operating loss carryforwards             $ 2,324         $ 2,317
Investment in TLSP                            (5,795)         (5,795)
                                             -------         -------
   Net deferred tax asset (liability)        $(3,471)        $(3,478)
                                             =======         =======


CRW has a June 30 fiscal year-end. As of June 30, 1998, CRW had a net operating loss carryforward of approximately $9,000,000.

8. Stockholders' Equity:

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

9. Commitments and Contingencies:

CRW and CMC had noncancelable related-party leases discussed in Note 10, for its office facilities. Rent expense under leases related to discontinued operations was $378,000 in 1996, $172,000 in 1997 and $30,000 in 1998. The future minimum lease payments under leases related to continuing operations at December 31, 1998, net of sublease commitments is zero.

CRW is a party to a lawsuit which was incidental to the ordinary course of business of its collection business. NCOG did not assume any potential liability under such lawsuits in connection with NCOG's acquisition of the net assets of the collection business in February 1997. The Company intends to vigorously defend all such actions and, in the current opinion of management, the ultimate resolution of such actions will not have a material adverse effect on the Company's business, financial condition or results of operations. The actual results of these claims, however, could be materially different.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998


10. Related Party Transactions:

Since April 1998, CRW has shared office space on a month to month basis with the O'Neill Group, LLC, a partnership controlled by J. Brian O'Neill. CRW pays the O'Neill Group $3,000 a month for rent and other office expenses. In 1998, CRW paid the O'Neill Group $27,000 for rent and office expenses. In June 1998, CMC entered into a lease for office space from Swedesford Road L.P., a partnership controlled by J. Brian O'Neill. CMC paid approximately $30,000 in rent for the office space in 1998. From December 1996 to August 1997, CRW leased an aggregate of 13,000 square feet in King of Prussia, Pennsylvania from 210 Mall Boulevard Associates, a partnership which is controlled by J. Brian O'Neill, CRW's Chief Executive Officer. From February 1997 to July 1997, NCO Group, Inc. subleased the facility from CRW. In August 1997, the sublease expired and the lease between CRW and 210 Mall Boulevard Associates was terminated. In 1996 and 1997, respectively, CRW paid $11,739 and $33,000 in rent to 210 Mall Boulevard Associates. CRW also subleases a 22,000 square foot facility in King of Prussia, PA from Cendant Corporation and has subleased the facility to TLSP. Cendant currently leases the facility from an unrelated party. However, prior to October 1997, Cendant leased the facility from CRW Building Limited Partnership, a partnership controlled by Mr. O'Neill. Prior to subleasing the facility to TLSP, CRW paid approximately $365,000 in rent in 1996 under the sublease from Cendant. In addition, CRW also leased office space in 1996 in Conshohocken, PA, from Lee Park Investors, L.P., a partnership controlled by Mr. O'Neill. The lease was assumed by NCOG on February 2, 1997. CRW paid approximately $46,000 and $4,000 in rent in 1996 and 1997, respectively to Lee Park Investors, L.P.

CMC leases approximately 3,000 square feet of space in Las Vegas, Nevada on a month to month basis. Rent expense for this facility was approximately $115,000 in 1997 and $95,000 in 1998.

The aggregate minimum rent due from the Company on all of the above leases through the end of their terms, net of commitments for payments under subleases, is zero. Management believes the Company's existing facilities are sufficient to support its anticipated needs in 1998.

11. Stock Option Plan:

The Company established the CRW 1995 Stock Option Plan (the "Plan") for its employees, directors and certain other individuals. The Company may grant either non-qualified or incentive stock options under the Plan. An aggregate of 3,000,000 shares of common stock have been reserved for the Plan. A committee of the Board of Directors administers the Plan and determines the terms of the option grants. Options vest as determined by the Board and expire no later than 10 years from the date of grant. Each option entitles the holder to purchase one share of common stock at the indicated exercise price. As of December 31, 1998, options to acquire 1,122,500 shares were outstanding at exercise prices ranging from $0.97 to $10.00 per share. All of the options outstanding are exercisable.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the CRW 1995 Stock Option Plan. All options granted under the plan have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation cost for the Plan been determined consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's loss and loss per share would have been approximately ($4,560,000), or ($0.93) per

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998


share in 1996. The Company did not grant any options during 1997 or 1998. As such, SFAS No. 123 does not impact the 1997 and 1998 loss or loss per share because all options granted before 1997 were fully vested. The pro forma effect for 1996 is not representative of the pro forma effect on earnings in future years since it does not take into consideration the pro forma compensation expense related to grants made prior to 1996. The fair value of each option granted during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 5.23% in 1996, and an expected life of 3 years. The weighted average fair value at the date of grant for options granted during 1996 was $1.54 per share, respectively. The weighted average remaining contractual life of the outstanding stock options at December 31, 1998 was five years.

The following table summarizes the aggregate option activity under the plan:


                                                                             Weighted Average
                                                                              Exercise Price
                                     Activity          Exercise Price            Per Share
                                     --------          --------------        ----------------
Balance outstanding,
        December 31, 1995             825,000           $0.97-$ 1.27             $   0.99

          Granted                   1,140,000           $1.94-$10.00             $   3.37
          Exercised                  (482,475)          $0.97-$ 7.92             $   1.89
          Canceled                       --                      --                   --

Balance outstanding,
        December 31, 1996           1,482,525           $0.97-$10.00             $   2.50

          Granted                        --                      --                   --
          Exercised                  (224,408)          $0.97-$ 3.75             $   1.88
          Canceled                       --                      --                   --

Balance outstanding,
        December 31, 1997           1,258,117           $0.97 - $10.00           $   2.55

            Granted                      --                      --                   --
            Exercised                (110,867)          $0.97-$3.75              $   3.63
            Canceled                  (24,750)              $7.23                $   7.23
                                    ---------               -----                --------
Balance outstanding
        December 31, 1998           1,122,500           $0.97 - $10.00           $   2.45
                                    =========           ==============           ========

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 1998

Options to purchase 1,122,500 and 1,258,117 shares of common stock were exercisable at an average exercise price of $2.45 and $2.55 at December 31, 1998 and 1997, respectively. At December 31, 1998, 1,035,000 shares were available for future grants under the Plan.

During 1996, 1997 and 1998, the Company received proceeds of $1,128,000, $714,000 and $797,000, respectively, from the exercise of stock options.

12. Discontinued Operations:

The following table summarizes the operating results of the collection business, CMC and CCI (in thousands):


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                              1996               1997               1998
                                              ----               ----               ----
Net revenues                               $ 30,844           $  6,995           $  4,936
  Operating expenses                         32,591              7,005              4,547
  Other expenses                                  9               --                 --

  Income (loss) before
           income taxes                      (1,756)               (10)               389
   Income taxes (benefit)                      (754)               (32)               159
                                           --------           --------           --------
  Income (loss) from discontinued
           Operations                      ($ 1,002)          $     22           $    230
                                           ========           ========           ========


The following table summarizes the net assets of Casino Money Centers, Inc. as of December 31, 1997 (in thousands):

            Current assets                  $ 1,678
            Property and equipment              197
            Intangible assets, net              352
            Other assets                          9
                                            -------

            Total assets                      2,236

            Current liabilities                (498)
                                            -------
            Net assets                      $ 1,738
                                            =======

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CRW FINANCIAL, INC.

Dated: March 30, 1999                     By: /s/ J. Brian O'Neill
                                             ---------------------------
                                             J. Brian O'Neill
                                             Chief Executive
                                             Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                 Title                               Date
           ---------                                 -----                               ----
/s/ J. Brian O'Neill                    Chief Executive Officer and Director        March 30, 1999
--------------------------              (Principal Executive Officer)
J. Brian O'Neill

/s/ Jonathan P. Robinson                Chief Financial Officer and Principal       March 30, 1999
--------------------------              Financial and Accounting Officer
Jonathan P. Robinson


/s/ Robert N. Verratti                  Director                                    March 30, 1999
--------------------------
Robert N. Verratti

/s/ Bernard Morgan                      Director                                    March 30, 1999
--------------------------
Bernard Morgan

/s/ Mark J. DeNino                      Director                                    March 30, 1999
--------------------------
Mark J. DeNino

/s/ Eustace W. Mita                     Director                                    March 30, 1999
--------------------------
Eustace W. Mita

                                  EXHIBIT INDEX

  3.1         Restated Certificate of Incorporation of the Registrant (1)

  3.2         Amendment to Restated Certificate of Incorporation of the
              Registrant (2)

  3.3         Amended Bylaws of the Registrant (3)

  4.1 Term Loan Note and Addendum dated November 1, 1995 executed by the Registrant in favor of J. Brian O'Neill and Miriam P. O'Neill (2)

 10.1         Agreement of Lease dated as of July, 1994, between CRW Building
              Limited Partnership and Casino and Credit Services, Inc. (1)

 10.2         Sublease Agreement dated May 10, 1995 between Casino and Credit Services, Inc.
              and the Registrant (3)

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

 10.10        Merger Agreement between CRW Financial, Inc. and TeleSpectrum Worldwide Inc.

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