Form 10-K405/A
period 1998-12-31
CRW FINANCIAL INC /DE
filed 1999-04-30
CIK 943809

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

                         Commission File Number 0-26014

                               CRW FINANCIAL, INC.

             (Exact name of registrant as specified in its charter)

                         Delaware                  23-2691986
           -------------------------------     -------------------
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     Identification No.)

            200 Four Falls Corporate Center
                        Suite 415
                   West Conshohocken, PA                19428
        ----------------------------------------      ----------
        (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (610) 878-7429

           Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
            Title of each class           on which registered
            -------------------          ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $15,437,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market on March 26, 1999. For purposes of making this calculation only, the Registrant has excluded shares held by all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the Registrant's Common Stock outstanding as of April 27, 1999 was 6,917,521 shares.

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


                                                                                           Term Expires at
Name                                                                         Age          Annual Meeting in
----                                                                         ---          -----------------
J. Brian O'Neill..........................................................    39                 2001
Eustace W. Mita...........................................................    45                 2000
Mark DeNino...............................................................    45                 2001
Bernard Morgan............................................................    62                 2000
Robert N. Verratti........................................................    55                 1999


J. Brian O'Neill has been the Chairman of the Board of Directors and Chief Executive Officer of CRW since May 1995 and held the same positions with Casino & Credit Services, Inc. ("CCS"), CRW's former parent company, from July 1992 to May 1995. Mr. O'Neill was also Chairman and CEO of TeleSpectrum Worldwide Inc. ("TLSP") from April 1996 to March 1998. Mr. O'Neill is no longer employed by TLSP, but continues to be a member of TLSP's Board of Directors.

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

Executive Officers (Other than Directors)

Jonathan P. Robinson, 34, has been the Vice President, Treasurer, Secretary and Chief Financial Officer of the Company since May 1995 and held the same positions with CCS from April 1993 to May 1995. Mr. Robinson was also interim Chief Operating Officer for TLSP from September 1997 to April 17, 1998 and Director of Acquisitions for TLSP from April 1996 to April 17, 1998. From June 1986 to April 1993, Mr. Robinson was employed by Arthur Andersen & Co., certified public accountants, where he last served as an Audit Manager. Mr. Robinson is a certified public accountant.

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

Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons for the fiscal year ended December 31, 1998 were made on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION
Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to CRW's Chief Executive Officer and the one other executive officers of CRW serving at the end of 1997 whose annual cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") during the last three fiscal years.

                                                     Summary Compensation Table

                                                         Annual Compensation
                                                         -------------------
                                                                          Other Annual
                                                                          Compensation       All Other
Name And Principal Position            Year     Salary ($)   Bonus ($)     ($)(1)(2)        Compensation
---------------------------            ----     ----------   ---------    ------------      ------------
J. Brian O'Neill                       1998      $ 115,000    $ 25,000       $14,688              --
Chairman of the Board                  1997        275,000     300,000        14,688              --
and Chief Executive Officer            1996        275,000      85,940        14,688              (2)

Jonathan P. Robinson                   1998         79,914      11,719         7,440              --
Vice President, Treasurer,             1997        125,000     189,062         7,440              --
Secretary and Chief Financial Officer  1996        125,000      39,060         7,440              (3)


(1) Each executive officer pays $100 per month toward the lease payments with respect to his CRW furnished car. The balance of the lease payments consist of $1,224 per month as to Mr. O'Neill, and $620 per month as to Mr. Robinson.

(2) In May 1996, Mr. O'Neill received a warrant to purchase 610,160 shares of TeleSpectrum common stock from CRW which was exercisable at $1.50 per share.

(3) In May 1996, Mr. Robinson received a warrant to purchase 76,316 shares of TeleSpectrum common stock from CRW which was exercisable at $1.50 per share.


Employment Agreements

On May 11, 1995, CRW entered into employment agreements with J. Brian O'Neill as Chief Executive Officer and Jonathan P. Robinson as Vice President, Treasurer and Chief Financial Officer, each for a term of three years. These agreements expired on May 11, 1998. As of May 12, 1998, Mr. O'Neill and Mr. Robinson continued to be employed at a salary of $1.00 per year. Mr. Robinson's prior salary was reinstated on December 1, 1998 on a month-to-month basis.


Stock Options Granted to Certain Executive Officers in 1998

No stock options were granted to any named executive officer in 1998.


Compensation of Directors in 1998

During 1998, each of CRW's non-employee Directors received cash payment of $10,000 in consideration for their service on the Board. Directors who are also employees of the Board received no compensation in 1998 for their service as Directors.

Option Exercises in 1998 and Year End Option Values:

The following table sets forth certain information with regard to the aggregated options exercised in the fiscal year ended December 31, 1998 and the option values as of the end of that year for the named executive officers.


                                                                  Number of Shares         Value of Unexercised
                                                               Underlying Unexercised    In-the-Money Options at
                                  Shares           Value        Options at FY End (#)     Fiscal Year End ($)(1)
                                 Acquired        Realized          Exercisable (E)           Exercisable (E)
      Name                     on Exercise        ($)(1)          Unexercisable (U)         Unexercisable (U)
      ----                     -----------        ------          -----------------         -----------------
J. Brian O'Neill                    --              --               900,000 (E)              $4,765,500 (E)


(1) Based upon the fair market value of CRW's common stock of $6.75 per share as of December 31, 1998 determined by taking the closing price of the common stock on the Nasdaq SmallCap Market on the last trading date of the year.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth certain information as of April 20, 1999 regarding the beneficial ownership of shares of CRW Common Stock by (i) each person known by CRW to own beneficially more than five percent of the outstanding shares of CRW Common Stock, (ii) each director of CRW, (iii) certain executive officers of CRW and (iv) the directors and executive officers of CRW as a group.


                                                                           Number of         Percent of
Name and Address (1)                                                         Shares            Class
--------------------                                                       ---------         ----------
J. Brian O'Neill (2)(4)..............................................      2,130,454           26.1%

Jeffrey Tannenbaum (3)
      1211 Avenue of the Americas
      New York, NY 10036............................................        941,630           13.6%

Fir Tree Value Fund, L.P (3)
      1211 Avenue of the Americas
      New York, NY 10036.............................................      1,380,803           19.7%

Technology Leaders II, L.P. (4)
      800 The Safeguard Building
      435 Devon Park Drive
      Wayne, PA 19087................................................        745,413           10.8%

TL Ventures Third Corp.(4)
      800 The Safeguard Building
      435 Devon Park Drive
      Wayne, PA 19087................................................        592,132            8.6%

Eustace Mita (5)(6)..................................................        183,838            2.6%
Jonathan P. Robinson  ...............................................        141,200            2.0%
Mark DeNino (4) (6)..................................................        104,702            1.5%
Robert N. Verratti (7)...............................................         37,500              *
Bernard Morgan ......................................................         20,000              *

All executive officers and directors as a group (6 persons)(8)             2,617,694           31.2%
*Less than 1%


       (1) Except where otherwise indicated, the address of each beneficial owner listed is c/o CRW Financial, Inc. 200 Four Falls Corporate Center, Suite 415, West Conshohocken, PA 19428 and each beneficial owner has sole voting and investment power over all securities listed.

       (2) Includes 900,000 shares issuable upon exercise of stock options, 51,412 shares issuable upon conversion of a convertible subordinated note and 300,000 shares issuable upon exercise of a warrant.

       (3) Jeffrey Tannenbaum is General Partner of Fir Tree Value Fund and has voting and dispositive authority with respect to shares held by Fir Tree Value Fund, LP. Number of shares includes 321,013 shares held be Fir Tree Institutional Value Fund LP and Fir Tree Value Partners LDC for which Mr. Tannenbaum has voting and dispositive authority.

       (4) A total of 1,447,227 shares of Common Stock are beneficially owned by Technology Leaders II, L.P., TL Ventures Third Corp., Mark DeNino and certain other related parties (the "TL Group"). Each member of the TL Group has affirmed that it is a member of a group under Section 13 (d)
       (3) of the Exchange Act and thus may be considered to have beneficial ownership of all securities of the Company held by any member of the TL Group. The above table, however, only includes securities actually held of record by the relevant securityholder and is based on a Form 4 filed on March 19, 1999.

       (5) Mr. O'Neill is Mr. Mita's cousin. Together, Mr. O'Neill and Mr. Mita beneficially own approximately 28.8% of CRW. However, Messrs. O'Neill and Mita disclaim being part of any group with respect to CRW.

       (6) Includes 97,500 shares issuable upon exercise of stock options

       (7) Includes 37,500 shares issuable upon exercise of stock options.

       (8) Includes 1,122,500 shares issuable upon exercise of stock options, 51,412 shares issuable upon exercise of a convertible subordinated note and 300,000 shares issuable upon exercise of warrants.

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


     Signature                                         Title                                             Date
     ---------                                         -----                                             ----
/s/ J. Brian O'Neill                   Chief Executive Officer and Director                           April 30, 1999
-------------------------              (Principal Executive Officer)
J. Brian O'Neill

/s/ Jonathan P. Robinson               Chief Financial Officer and Principal                          April 30, 1999
-------------------------              Financial and Accounting Officer
Jonathan P. Robinson

/s/ Robert N. Verratti                 Director                                                       April 30, 1999
-------------------------
Robert N. Verratti

/s/ Bernard Morgan                     Director                                                       April 30, 1999
-------------------------
Bernard Morgan

/s/ Mark DeNino                        Director                                                       April 30, 1999
-------------------------
Mark DeNino

/s/ Eustace W. Mita                    Director                                                       April 30, 1999
-------------------------
Eustace W. Mita
