Form 10-Q
period 1999-03-31
CRW FINANCIAL INC /DE
filed 1999-05-13
CIK 943809

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1999
                                          -------------------
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________________ to ________________


                         Commission file number 0-26014
                                                -------

                               CRW Financial, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                       23-2691986
-------------------------------                  ------------------
(State or other jurisdiction or                   (I.R.S. employer
incorporation or organization)                   identification no.)

200 Four Falls Corporate Center, Suite 415, West Conshohocken, PA 19428
------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code: 610/878-0879
                                                    ------------

    ------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of the registrant's common stock outstanding as of May 10, 1999 was 6,917,521.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1-   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
          AT DECEMBER 31, 1998 AND MARCH 31, 1999                          3

          CONDENSED CONSOLIDATED STATEMENTS OF
          OPERATIONS FOR THE THREE MONTHS ENDED
          MARCH 31, 1998 AND 1999                                          4

          CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 1998 AND 1999                                          5

          NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS                                             6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                       9

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                11

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

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                            ASSETS                             DECEMBER 31, 1998     MARCH  31, 1999
                            ------                             -----------------     ---------------
                                                                                       (unaudited)
CURRENT ASSETS:                                                 (In Thousands, Except Share Amounts)

     Cash                                                             $  2,118         $  1,656
     Other current assets                                                  339              200
                                                                      --------         --------
        Total current assets                                             2,457            1,856

PROPERTY AND EQUIPMENT, net                                                 40               38

INVESTMENT IN TELESPECTRUM WORLDWIDE INC                                13,611           14,811

DEFERRED INCOME TAX ASSET                                                2,317            1,868
                                                                      --------         --------

                                                                      $ 18,425         $ 18,573
                                                                      ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:

     Accounts payable                                                 $     63              $--
     Accrued expenses                                                      533              100
                                                                      --------         --------

           Total current liabilities                                       596              100
                                                                      --------         --------
DEFFERED INCOME TAXES                                                    5,795            5,795
                                                                      --------         --------

STOCKHOLDERS' EQUITY:

     Preferred Stock, no par value, 500,000 shares authorized,
           no shares issued and outstanding                               --               --
     Common Stock $.01 par value, 20,000,000 shares authorized
           6,435,486 and 6,917,521 shares issued
           and outstanding, respectively                                    69               69
     Additional paid-in capital                                         41,278           41,278
     Accumulated deficit                                               (29,313)         (28,669)
                                                                      --------         --------
           Total stockholders' equity                                   12,034           12,678
                                                                      --------         --------

                                                                      $ 18,425         $ 18,573
                                                                      ========         ========

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1998          1999
                                                               ----          ----
                                                        (In Thousands, except share amounts)
NET REVENUES                                                  $  --         $  --

OPERATING EXPENSES, excluding
      Non-cash charges                                            157            70

DEPRECIATION AND AMORTIZATION                                       3             2
                                                              -------       -------

     Operating Income (Loss)                                     (160)          (72)

INTEREST INCOME (EXPENSE)                                          (9)           21

GAIN ON SALE OF NCO GROUP, INC. WARRANT                         1,914          --

EQUITY IN EARNINGS (LOSS) OF TELESPECTRUM WORLDWIDE INC        (2,475)        1,200
                                                              -------       -------

     Income (loss) from continuing operations
            before income taxes                                  (730)        1,149

INCOME TAXES (BENEFIT)                                           (291)          449
                                                              -------       -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         (439)          700

INCOME FROM DISCONTINUED OPERATIONS,
     NET (Note 6)                                                 121          --

LOSS ON SALE OF DISCONTINUED OPERATIONS, NET (Note 4)            --             (56)
                                                              -------       -------

NET INCOME  (LOSS)                                            $  (318)      $   644
                                                              =======       =======

BASIC NET INCOME (LOSS)  PER SHARE:

    Continuing  Operations                                    $ (0.07)      $  0.10
    Discontinued Operations                                      0.02         (0.01)
                                                              $ (0.05)      $  0.09
                                                              =======       =======

DILUTED NET INCOME (LOSS) PER SHARE:

   Continuing  Operations                                     $ (0.07)      $  0.09
    Discontinued Operations                                      0.02         (0.01)
                                                              -------       -------
                                                              $ (0.05)      $  0.08
                                                              =======       =======

            See notes to condensed consolidated financial statements

                      CRW FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
                                                                1998          1999
                                                                ----          ----
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME  (LOSS)                                            $  (318)      $   644

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Gain on sale of NCO Group, Inc. warrant                    (1,914)         --
    Equity in (earnings) loss of TeleSpectrum                   2,475        (1,200)
    Loss on sale of CMC                                          --              56
    Discontinued operations - non-cash charges
      and working capital charges                                  95          --
    Depreciation and amortization                                   3             2
    Deferred tax provision (benefit)                             (291)          449
    Decrease in other assets                                      (19)           83
  Increase (decrease) in liabilities
    Accounts payable                                             (139)          (63)
    Accrued expenses                                           (1,291)         (433)
                                                              -------       -------
Net cash used in operating activities                          (1,399)         (462)
                                                              -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of NCO Group, Inc. warrant                 2,664          --
  Purchases of property and equipment                             (15)         --
                                                              -------       -------
Net cash provided by investing activities                       2,649          --
                                                              -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                          44          --
  Repayments of long term debt                                   (655)         --
                                                              -------       -------
Net cash used in financing activities                            (611)         --
                                                              -------       -------

INCREASE (DECREASE) IN CASH                                       639          (462)

CASH, BEGINNING OF PERIOD                                       1,646         2,118
                                                              -------       -------
CASH, END OF PERIOD                                           $ 2,285       $ 1,656
                                                              =======       =======

            See notes to condensed consolidated financial statements.

                      CRW FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

         CRW Financial, Inc. ("CRW" or "the Company") was a subsidiary of Casino & Credit Services, Inc. ("CCS") prior to May 11, 1995, and CRW's operations were a division of CCS from July 1992 to May 11, 1995 when CCS contributed all of its assets and subsidiaries other than Central Credit, Inc. ("CCI") to a newly formed subsidiary, CRW Financial, Inc. CCS then spun-off CRW in a distribution of CRW stock to CCS shareholders on May 11, 1995. The historical financial statements of CRW have been deemed to be those of CCS, restated to present CCI as a discontinued operation.

         CRW founded TeleSpectrum Worldwide Inc. in April 1996. TeleSpectrum Worldwide Inc. ("TLSP") provides teleservices solutions to clients in the telecommunications, insurance, financial services, pharmaceuticals, and healthcare, consumer products and high technology industries. CRW formed TLSP in April 1996 to acquire several teleservices businesses in connection with an initial public offering of TLSP's common stock. CRW accounts for its investment in TLSP under the equity method of accounting. In 1996, CRW recorded a $32.1million increase, net of deferred income taxes, to its investment in TLSP to reflect the increase in TLSP's equity due to its initial public offering of its common stock and other issuances of its common stock in connection with the acquisitions of certain businesses. In 1997, CRW wrote-down its investment in TLSP by $23.3 million, net of deferred income taxes based on TLSP's net loss of $160.4 million in 1997. TLSP's net loss included a goodwill write-off of $139.1 million. For the three months ended March 31, 1999, CRW recorded a $1.2 million increase to its investment in TLSP based on TLSP's net income of $4.7 million for the three months ended March 31, 1999.

         In February, 1997, CRW sold the assets of its collection business to NCO Group, Inc. (see Note 4). On October 30, 1998, CRW sold its Casino Money Centers, Inc. ("CMC") subsidiary to Innovative Financial Systems, Inc., an unrelated third party, (see Note 4). Accordingly, the accompanying financial statements have been restated to present the collection business and CMC as discontinued operations. On September 3, 1998, CRW entered into a definitive merger agreement with TLSP pursuant to which each share of CRW Financial, Inc. will be exchanged for .709 share of TLSP stock. CRW and TLSP have filed a preliminary merger proxy with the Securities and Exchange Commission and currently expect the merger to close in the second quarter of 1999.

         The continuing operations consist of the CRW's corporate management costs. CRW has no other operating activities.

2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March

31, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the CRW Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior period amounts have been reclassified to conform with the current period presentation.


3.  Basic and Diluted Net Income (Loss) Per Common Share

         The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requies a dual presentation of "Basic" and "Diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. The weighted average number of shares of common stock outstanding at March 31, 1999 and 1998 for the purposes of computing basic and diluted EPS was 6,917,521 and 7,872,408 and 6,447,170 and 6,447,170, respectively.


4. Sale of Collection Business and Casino Money Centers, Inc.

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


5. Investment in TeleSpectrum Worldwide Inc.

         The Company's common stock investment in TLSP is accounted for on the equity method. The net investment balance at March 31, 1999 is $14,811,000. The condensed results of operations of TLSP for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                       1999          1998
                                                       ----          ----
Condensed Statement of Operations Information:
Revenue                                             $ 47,925      $ 39,634
Operating Income (Loss)                                4,914        (9,990)
Net Income (Loss)                                      4,742       (10,069)


                                                           March 31,
                                                       1999         1998
                                                       ----         ----
Condensed Balance Sheet Information:
Current Assets                                       $51,229       $62,740
Non-current Assets                                    67,122        64,231
Current Liabilities                                   33,130        49,037
Non-current Liabilities                                3,570         7,258
Stockholders' Equity                                  81,651        70,676



         As of March 31, 1999, CRW owned 6,946,583 shares of TLSP common stock. During the first quarter of 1998, a warrant to purchase 75,445 shares of TLSP common stock from the Company was exercised pursuant to the cashless exercise provision of the warrant, whereby the warrant was cancelled in exchange for the Company's transfer to the warrant holder of 45,974 shares of TLSP common stock. After this exercise and as of March 31, 1999, warrants to purchase 678,410 shares of TLSP from CRW for $1.50 per share remained outstanding. Therefore, if all the remaining warrants to purchase TLSP stock are exercised, CRW will receive approximately $1,017,000 of consideration and would then own 6,268,173 shares of TLSP common stock.

6. Discontinued Operations

         Below is a summary of the operating results for C MC which as discussed in Notes 1 and 4 was sold on October 30, 1998 and has been classified as a discontinued operation (In thousands):

                                               Three Months Ended

                                       March 31, 1999       March 31, 1998
                                       --------------       --------------

Net Revenues                             $   --                $1,658
Operating Expenses,                          --                 1,457
                                         --------              ------

Operating Income                             --                   201
Income Taxes                                 --                    80
                                         --------              ------

Income from discontinued operations      $   --                $  121
                                         ========              ======

7. Common Stock Equivalents

     As of March 31, 1999, the Company had outstanding the following common stock equivalents:

                                          Number of        Aggregate
                                        Common Stock       Exercise
                                         Equivalents       Proceeds
                                        ------------       --------
Incentive and non-qualified options
  to purchase common stock                1,122,500      $2,767,375

Convertible subordinated note                51,433          83,579

Warrants to purchase common stock           362,500         987,250
                                          ---------      ----------
                                          1,536,433      $3,838,204
                                          =========      ==========

         All of the common stock equivalents listed above are exercisable.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CRW's operating results have been restated to reflect the classification of the Collection Business and CMC as discontinued operations.

Continuing Operations

Three Months Ended March 31, 1999 and March 31, 1998

         Operating Expenses. Operating expenses decreased $88,000 (55%) to $72,000 for the three months ended March 31, 1999 from $160,000 for the three months ended March 31, 1998, primarily due to a decrease in salary expenses for administration of the Company, consisting mainly from a $69,000 decrease in salary during the quarter for the Chief Executive Officer of the Company.

         Operating Income (Loss). The Company's operating loss was $72,000 for the three months ended March 31, 1999 compared to $160,000 for the three months ended March 31, 1998 due to the decrease in operating expenses.

         Interest Income (Expense). Interest income was $21,000 for the three months ended March 31, 1999 compared to $(9,000) of interest expense for the three months ended March 31, 1998 due to proceeds from the sale of the Company's warrant to purchase NCOG stock in the first quarter of 1998, the proceeds of which were used to repay all of the Company's debt and due to interest income on proceeds from the sale of CMC in the fourth quarter of 1998.

         Income Taxes. An income tax provision of $449,000 was recorded for the three months ended March 31, 1999 compared to a benefit of $211,000 for the three months ended March 31, 1998. The effective income tax rate was approximately 40% in 1998 and 1999.

INFLATION

         Inflation has not had a significant impact on the Company's operations to date.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999 net cash used in operating activities was $462,000 compared to $1,399,000 of cash used in operating activities for the three months ended March 31, 1998. The decrease in cash used in operating activities in the 1999 period was primarily due to a decrease in cash used to pay accrued expenses.

         Net cash provided by investing activities during the three months ended March 31, 1999 was zero compared to $2,649,000 of cash provided by investing activities for the three months ended March 31, 1998 primarily due to $2,664,000 of proceeds from the Company's sale of its NCO Group warrant in the 1998 period.

         Net cash used in financing activities during the three months ended March 31, 1999 was zero compared to $611,000 of cash used in financing activities for the three months ended March 31, 1998 primarily due to $655,000 of repayments of long-term debt in the 1998 period.

         CRW believes that its cash on hand will be adequate to meet its needs through December 31, 1999.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Number                Document
         ---------             --------
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

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

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


                                             CRW FINANCIAL, INC.
                                             -------------------
                                                (Registrant)


Date: May 13, 1999                           BY: /s/ Jonathan P. Robinson
                                                 ------------------------
                                                 Jonathan P. Robinson,
                                                 Chief Financial Officer